Form 10-Q
period 2013-09-30
ALTAIR INTERNATIONAL CORP.
filed 2013-11-12
CIK 1570937

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-190235

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0385465 IRS Employer Identification Number	7370 Primary Standard Industrial Classification Code Number

Altair International Corp.

Conjunto Sierra Morena Casa D9

Tumbaco, Ecuador

Tel. (702) 605-0043

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2013
Common Stock, $0.001	3,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	September 30, 2013 Unaudited	March 31, 2013 Audited
ASSETS
Current Assets
Cash	$ 2,090	$ 3,019
Prepaid expenses	1,500
Total current assets	3,590	3,019
Total assets	$ 3,590	$ 3,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 6,400	$ 100
Total current liabilities	6,400	100
Total liabilities	6,400	100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(5,810)	(81)
Total stockholders’ equity	(2,810)	2,919
Total liabilities and stockholders’ equity	$ 3,590	$ 3,019

The accompanying notes are an integral part of these financial statements.

3 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended September 30, 2013	Six months ended September 30, 2013	For the period from inception (December 20, 2012) to September 30, 2013
Expense:
Total General & Admin. Expenses	$ 2,161	$ 5,729	$ 5,810
Loss before income tax	(2,161)	(5,729)	(5,810)
Income taxes	-		-
Net loss	$ (2,161)	$ (5,729)	$ (5,810)
Loss per share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Shares-Basic and Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	Six months ended September 30, 2013	For the period from inception (December 20, 2012) to September 30, 2013
Operating Activities
Net loss	$ (5,729)	$ (5,810)
Increase in prepaid expenses	(1,500)	(1,500)
Net cash used in operating activities	(7,229)	(7,310)
Financing Activities
Proceeds from issuance of common stock	-	3,000
Proceeds from loan from shareholder	6,300	6,400
Net cash provided by financing activities	6,300	9,400
Net increase (decrease) in cash	(929)	2,090
Cash at beginning of the period	3,019	-
Cash at end of the period	$ 2,090	$ 2,090
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ALTAIR INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through September 30, 2013 the Company has not generated any revenue and has accumulated losses of $5,810.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,810 as of September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

6 | Page

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2013.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No.2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  The adoption of this ASU will not have a material impact on our financial statements.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On March 18, 2013 the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through September 30, 2013 the Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As of September 30, 2013, total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

7 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Business

We plan to commence operations in architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. Also, we intend to provide interior design and architectural visualization, 3D rendering and architectural animation services and plan on using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama. In the next 12 months after completion of our offering we intend to offer our services to clients in Ecuador. Working from sketches to fully detailed plans, we plan to create high detail, high quality three-dimensional renderings. Our images and animations can be used for design and planning, development, property sales, buildings, and the effective communication of concepts to clientele. Mr. Penaherrera Zavala will perform our design services. We anticipate that our potential clients or client agencies will execute contracts with us regarding our services in architectural field. We are going to work with wide range of clients from usual family which wants to upgrade or renovate their home to city municipalities with appropriate project scale demand. After full payment, our clients will own the copyrights for our renderings and designs.

Interior design projects

We plan to offer complex projects of interior design of most important living spaces inside the building. By our philosophy, it is very important to suggest our clients the professional vision of living areas where they will spend their daily live. That project usually includes blue-prints, detailed sketches, 3d-visualisation, rendering, finish material and furniture choose and construction process supervising.

Architectural projects

We intend to provide architectural design services like building and structural design, architectural drafting, architectural drawing, architectural lighting, plans, cost estimation, layering, 3D modeling and architectural renderings that will show case single buildings, sites or structures, exterior or interior, color and texture of proposed materials, and the relationship with the surrounding buildings and landscape. Architectural renderings are convincing marketing tools to visualize and demonstrate certain aspects of a future building or apartment to its buyers. We intend to concentrate on concept architectural projects of new private and renovate building projects with further sketches and blue-prints documentation development. Also we plan to be involved in projects of public buildings and areas.

8 | Page

Landscape architectural projects

As well as working with private clients we also plan to work with more complicated landscape architectural projects. Landscape architecture is the design of outdoor public areas, organized green spaces in the cities, landmarks, and structures to achieve environmental, social-behavioral, or aesthetic outcomes.

3d modeling

Hand-drawings and written explanations of the architectural and design ideas are not enough for fully detailed projects. Therefore, in all steps of our projects we will provide fully detailed 3D-renderings and 3D virtual reality architectural animations (also known as walk-through or fly-through animations), a short architectural movies created on a computer. With 3D walk-through any specific viewpoint can be viewed from any angle or height giving a real photorealistic feeling. Some of the advantages of virtual 3D walk-through are:

  - Actual structure, architecture and building materials can be shown;

  - It brings a possibility to explore and experiment with colors, textures, and other architectural details;

  - External/Internal lighting such as natural lighting, based upon window direction, time of year and time of day can be previewed;

  - 3D Architectural animation will include exterior features such as landscaping, trees, hedges, fences;

  - Multiple design options can be explored and resolved before building begins.

RESULTS OF OPERATION

As of September 30, 2013, we had total assets of $3,590 and total liabilities of $6,400.  Since our inception to September 30, 2013, we have accumulated a deficit of $5,810.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended September 30, 2013 Compared to the period from inception (December 20, 2012) to September 30, 2013

Our net loss for the six month period ended September 30, 2013 was $5,729 compared to a net loss of $5,810 during the period from inception (December 20, 2012) to September 30, 2013. During the six month period ended September 30, 2013, we  have not generated any revenues.

During the six month period ended September 30, 2013, we incurred  $5,729  in general and administrative expenses  compared to $5,810  in general and administrative expenses incurred during the period from inception (December 20, 2012) to September 30, 2013. General and administrative and professional fee expenses incurred during the six month period ended September 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,000,000 for the six month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013

As of September 30, 2013 our current assets were $3,590 compared to $3,019 in current assets at March 31, 2013. Our current liabilities were $6,400 as of September 30, 2013compared to $100 as at March 31, 2013.

Stockholders’ equity decreased from $2,919 as of March 31, 2013 to ($2,810) as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2013, cash flows used in operating activities was $7,229, consisting of a net loss of $5,729 and increase in prepaid expenses of $1,500. During the period from inception (December 20, 2012) to September 30, 2013 net cash flows used in operating activities was $7,310.

9 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended September 30, 2013, cash provided by financing activities was $6,300 which was received from loan from the director. For the period from inception (December 20, 2012 ) to September 30, 2013, net cash provided by financing activities was $9,400 received from proceeds from issuance of common stock and loan from the director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from our sole officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

10 | Page

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.   RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

11 | Page

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.
Dated: November 12, 2013	By: /s/ Homero Giovanni Penaherrera Zavala
Homero Giovanni Penaherrera Zavala, President and Chief Executive Officer and Chief Financial Officer

12 | Page