Form 10-Q
period 2013-12-31
ALTAIR INTERNATIONAL CORP.
filed 2014-01-29
CIK 1570937

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 29, 2014
Common Stock, $0.001	4,235,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	December 31, 2013 Unaudited	March 31, 2013 Audited
ASSETS
Current Assets
Cash	$ 10,431	$ 3,019
Total current assets	10,431	3,019
Total assets	$ 10,431	$ 3,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 6,400	$ 100
Accounts payable	1,500
Total current liabilities	7,900	100
Total liabilities	7,900	100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,235,000 shares issued and outstanding (3,000,000 shares issued and outstanding as of March 31, 2013)	4,235	3,000
Additional paid-in-capital	23,465	-
Deficit accumulated during the development stage	(25,169)	(81)
Total stockholders’ equity	2,531	2,919
Total liabilities and stockholders’ equity	$ 10,431	$ 3,019

The accompanying notes are an integral part of these financial statements.

3 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended December 31, 2013	Nine months ended December 31, 2013	For the period from inception (December 20, 2012) to December 31, 2013
Expense:
Total General & Admin. Expenses	$ 19,360	$ 25,088	$ 25,169
Loss before income tax	(19,360)	(25,088)	(25,169)
Income taxes	-		-
Net loss	$ (19,360)	$ (25,088)	$ (25,169)
Loss per share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Shares-Basic and Diluted	3,320,435	3,107,200

The accompanying notes are an integral part of these financial statements.

4 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	Nine months ended December 31, 2013	For the period from inception (December 20, 2012) to December 31, 2013
Operating Activities
Net loss	$ (25,088)	$ (25,169)
Accounts payable	1,500	1,500
Net cash used in operating activities	(23,588)	(23,669)
Financing Activities
Proceeds from issuance of common stock	24,700	27,700
Proceeds from loan from shareholder	6,300	6,400
Net cash provided by financing activities	31,000	34,100
Net increase (decrease) in cash	7,412	10,431
Cash at beginning of the period	3,019	-
Cash at end of the period	$ 10,431	$ 10,431
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ALTAIR INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through December 31, 2013 the Company has not generated any revenue and has accumulated losses of $25,169.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,169 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending December 31 and March 31, 2013 and the three and nine month periods ending December 31, 2013 and from (Inception) December 20, 2012 through December 31, 2013.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000. In November and December 2013, the Company sold a total of 1,235,000 shares of common stock for total cash proceeds of $24,700. During the period December 20, 2012 (inception) to December 31, 2013, the Company sold a total of 4,235,000 shares of common stock for total cash proceeds of $27,700.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through December 31, 2013 the Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As of December 31, 2013, total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 and to January 15, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

As of December 31, 2013, we had total assets of $10,431 and total liabilities of $7,900.  Since our inception to December 31, 2013, we have accumulated a deficit of $25,169.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended December 31, 2013 Compared to the period from inception (December 20, 2012) to December 31, 2013

Our net loss for the nine month period ended December 31, 2013 was $25,088 compared to a net loss of $25,169 during the period from inception (December 20, 2012) to December 31, 2013. During the nine month period ended December 31, 2013, we  have not generated any revenues.

During the nine month period ended December 31, 2013, we incurred  $25,088  in general and administrative expenses  compared to $25,169  in general and administrative expenses incurred during the period from inception (December 20, 2012) to December 31, 2013. General and administrative and professional fee expenses incurred during the nine month period ended December 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,107,200 for the nine month period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013

As of December 31, 2013 our current assets were $10,431 compared to $3,019 in current assets at March 31, 2013. Our current liabilities were $7,900 as of December 31, 2013compared to $100 as at March 31, 2013.

Stockholders’ equity decreased from $2,919 as of March 31, 2013 to $2,531 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2013, cash flows used in operating activities was $23,588, consisting of a net loss of $25,088 and accounts payable of $1,500. During the period from inception (December 20, 2012) to December 31, 2013 net cash flows used in operating activities was $23,669.

9 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended December 31, 2013, cash provided by financing activities was $31,000 received from proceeds from issuance of common stock and loan from the director. For the period from inception (December 20, 2012 ) to December 31, 2013, net cash provided by financing activities was $34,100 received from proceeds from issuance of common stock and loan from the director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ALTAIR INTERNATIONAL CORP.
Dated: January 29, 2014	By: /s/ Homero Giovanni Penaherrera Zavala
Homero Giovanni Penaherrera Zavala, President and Chief Executive Officer and Chief Financial Officer

12 | Page