Form 10-K
period 2014-03-31
ALTAIR INTERNATIONAL CORP.
filed 2014-05-23
CIK 1570937

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-190235

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0385465 IRS Employer Identification Number	7370 Primary Standard Industrial Classification Code Number

Altair International Corp.

Conjunto Sierra Morena Casa D9

Tumbaco, Ecuador

Tel. (702) 605-0043

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X ] No [ ]

As of May 22, 2014, the registrant had 4,235,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 22, 2014.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

4 | Page

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

5 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ATAO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of May 22, 2014, the 4,235,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

6 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2014 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2013

Our net loss for the fiscal year ended March 31, 2014 was $28,449 compared to a net loss of $81 for the fiscal year ended March 31, 2013. During fiscal year ended March 31, 2014, the Company did not generate any revenue.

During the fiscal year ended March 31, 2014, we incurred general and administrative expenses of $28,449 compared to $81 in general and administrative expenses incurred during the fiscal year ended March 31, 2013.

Expenses incurred during fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 increased primarily due to the increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares  outstanding  was  3,385,288  for the fiscal year ended March 31, 2014 compared to 411,765 for the fiscal year ended  March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2014

As of March 31, 2014, our current assets were $7,570 and our total liabilities were $8,400. As of March 31, 2014, current assets were comprised of $7,570 in cash. As of March 31, 2014, total liabilities were comprised of $6,400 in advance from related party and $2,000 in accounts payable. As of March 31, 2014, our total assets were $7,570 comprised entirely of current assets.  Stockholders’ deficit was $830 as of March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2014, net cash flows used in operating activities was $26,449 consisting of a net loss of $28,449 and $2,000 in accounts payable. Net cash flows used in operating activities was $26,530 for the period from December 20, 2012 (Date of Inception) to March 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2014 net cash provided by financing activities was $31,000, received from proceeds from issuance of common stock and proceeds from related party.  For the period from December 20, 2012  (Date of Inception) to March 31, 2014, net cash provided by financing activities was $34,100  received from proceeds from issuance of common stock and  proceeds from related party.

7 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our Maarch 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

8 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F–1

Balance Sheets

F–2

Statements of Operations

F–3

Statement of Stockholders’ Equity

F–4

Statements of Cash Flows

F–5

Notes to the Financial Statements

F–6

9 | Page

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Altair International, Inc.

We have audited the accompanying balance sheets of Altair International, Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period December 20, 2012 (inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altair International, Inc. (A Development Stage Company) as of March 31, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period December 20, 2012 (inception), to March 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

April 17, 2014

10 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AUDITED
	March 31, 2014	March 31, 2013
ASSETS
Current Assets
Cash	$ 7,570	$ 3,019
Total current assets	7,570	3,019
Total assets	$ 7,570	$ 3,019
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 6,400	$ 100
Accounts payable	2,000
Total current liabilities	8,400	100
Total liabilities	8,400	100

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,235,000 shares issued and outstanding (3,000,000 shares issued and outstanding as of March 31, 2013)	4,235	3,000
Additional paid-in-capital	23,465	-
Deficit accumulated during the development stage	(28,530)	(81)
Total stockholders’ equity (deficit)	(830)	2,919
Total liabilities and stockholders’ equity (deficit)	$ 7,570	$ 3,019

The accompanying notes are an integral part of these financial statements.

11 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS AUDITED
	Year ended March 31, 2014	Year ended March 31, 2013	For the period from inception (December 20, 2012) to March 31, 2014
Expense:
Total General & Admin. Expenses	$ 28,449	$ 81	$ 28,530
Loss before income tax	(28,449)	(81)	(28,530)
Income taxes	-		-
Net loss	$ (28,449)	$ (81)	$ (28,530)
Loss per share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Shares-Basic and Diluted	3,385,288	411,765

The accompanying notes are an integral part of these financial statements.

12 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001 on March 18, 2013	3,000,000	3,000	-	-	3,000
Net loss				(81)	(81)
Balance as of March 31, 2013	3,000,000	3,000	-	(81)	$ 2,919
Common shares issued for cash at $0.02 on	1,235,000	1,235	23,465	-	24,700
Net loss				(28,449)	(28,449)
Balance as of March 31, 2014	4,235,000	$ 4,235	$ 23,465	$ (28,530)	(830)

The accompanying notes are an integral part of these financial statements.

13 | Page

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS AUDITED
	Year ended March 31, 2014	Year ended March 31, 2013	For the period from inception (December 20, 2012) to March 31, 2014
Operating Activities
Net loss	$ (28,449)	$ (81)	$ (28,530)
Accounts payable	2,000	-	2,000
Net cash used in operating activities	(26,449)	(81)	(26,530)
Financing Activities
Proceeds from issuance of common stock	24,700	3,000	27,700
Proceeds from loan from shareholder	6,300	100	6,400
Net cash provided by financing activities	31,000	3,100	34,100
Net increase (decrease) in cash	4,551	3,019	7,570
Cash at beginning of the period	3,019	-	-
Cash at end of the period	$ 7,570	$ 3,019	$ 7,570
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

ALTAIR INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

AUDITED

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” The company intends to commence operations in the field of concept architectural, interior design projects and related areas. Since inception (December 20, 2012) through March 31, 2014 the Company has not generated any revenue and has accumulated losses of $28,530.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,530 as of March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2014 and 2013 and for the period from (Inception) December 20, 2012 through March 31, 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

15 | Page

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

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000. In November and December 2013, the Company sold a total of 1,235,000 shares of common stock for total cash proceeds of $24,700. During the period December 20, 2012 (inception) to March 31, 2014, the Company sold a total of 4,235,000 shares of common stock for total cash proceeds of $27,700.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through March 31, 2014 the Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As of March 31, 2014, total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2014 to April 17, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Homero Giovanni Penaherrera Zavala Conjunto Sierra Morena Casa D9, Tumbaco, Ecuador	51	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Homero Giovanni Penaherrera Zavala has acted as our President, Treasurer, Secretary and sole Director since our incorporation on March 20, 2012. Mr. Penaherrera Zavala owns 70.83% of the outstanding shares of our common stock. Mr. Penaherrera Zavala graduated from University of the Pacific in 1995. His specialty is architectural design. From June 2004 to May 2011 he worked at SECTOR COMERCIAL CONJUNTO MULTICENTRO (Quito, Ecuador) as an IT administrator. From June 2011 to present he has been working at RIO COCA CATERING INSTITUCIONAL (Quito, Ecuador) as an IT administrator. Mr. Penaherrera Zavala intends to devote 20 hours a week of his time to planning and organizing activities of Altair International Corp.

During the past ten years, Mr. Penaherrera Zavala has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Penaherrera Zavala was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Penaherrera Zavala’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

17 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 20, 2012   to March 31, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Homero Giovanni Penaherrera Zavala, President, Secretary and Treasurer	2012 2013 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

CHANGE OF CONTROL

As of March 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 22, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Homero Giovanni Penaherrera Zavala Conjunto Sierra Morena Casa D9, Tumbaco, Ecuador	3,000,000 shares of common stock (direct)	70.83%
All officers and directors (1 person)		3,000,000 shares of common stock	70.83%

The percent of class is based on 4,235,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On March 19, 2013, the Company issued 10,000,000 shares of common stock, to the sole officer and director, for $10,000 ($0.001/share).

During the period since December 20, 2012 to March 31, 2014, a director loaned the Company $6,400.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2014, we incurred  approximately  $9,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

19 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

ALTAIR INTERNATIONAL CORP.
Dated: May 22, 2014	By: /s/ Homero Giovanni Penaherrera Zavala
Homero Giovanni Penaherrera Zavala, President, Principal Executive and Financial and Accounting Officer

20 | Page