Form 10-Q
period 2014-06-30
ALTAIR INTERNATIONAL CORP.
filed 2014-08-19
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-190235	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
Conjunto Sierra Morena Casa D9 Tumbaco, Equador
(Address of principal executive offices)
(702) 605-0043
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐

As of August 18, 2014, there were 4,235,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

 ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2014

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Altair International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ATAO" refers to Altair International Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
AS OF JUNE 30, 2014 AND MARCH 31, 2014

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$7,570
TOTAL CURRENT ASSETS	—	7,570
TOTAL ASSETS	$—	$7,570

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$700	$2,000
Loan from Stockholder	6,400	6,400
TOTAL CURRENT LIABILITIES	7,100	8,400

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,235,000 shares issued and outstanding	4,235	4,235
Additional paid in capital	23,465	23,465
Accumulated (deficit)	(34,800)	(28,530)
TOTAL STOCKHOLDERS' EQUITY	(7,100)	(830)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$7,570

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Month	Three Month	From Inception
	Period Ended	Period Ended	(December 20,
	June 30,	June 30,	2012) to June 30,
	2014	2013	2014

Selling, general and administrative expenses	$6,270	$6,568	$34,800

(Loss) from operations	(6,270)	(6,568)	(34,800)

Provision for income taxes	—		—

Net (loss)	$(6,270)	$(6,568)	$(34,800)

Weighted average shares outstanding - basic and diluted	4,235,000	3,000,000

(Loss) per shares - basic and diluted	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	From inception (December 20, 2012) to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,270)	$(6,568)	$(34,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable	(1,300)	1,500	700

Net cash used in operating activities	(7,570)	(5,068)	(34,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	27,700
Proceeds from loans from stockholder	—	3,500	6,400

Net cash provided by financing activities	—	3,500	34,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,570)	(1,568)	—

CASH AND CASH EQUIVALENTS
Beginning of the period	7,570	3,019	—
End of the period	$—	$1,451	$—

Supplemental disclosures of cash flow information
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” The company intends to commence operations in the field of concept architectural, interior design projects and related areas. Since inception (December 20, 2012) through June 30, 2014 the Company has not generated any revenue and has accumulated losses of $34,800.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $34,800 as of June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2014 and 2013 and the year ending March 31, 2014 and for the period from (Inception) December 20, 2012 through June 30, 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2014 the Company's bank deposits did not exceed the insured amounts.

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

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000. In November and December 2013, the Company sold a total of 1,235,000 shares of common stock for total cash proceeds of $24,700. During the period December 20, 2012 (inception) to June 30, 2014, the Company sold a total of 4,235,000 shares of common stock for total cash proceeds of $27,700.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through June 30, 2014 the Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As of June 30, 2014, total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2014 to August 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

END OF NOTES TO FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

The Company was incorporated to operate in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. Also, we intend to provide interior design and architectural visualization, 3D rendering and architectural animation services and plan on using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama.

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

Working Capital

	As of June 30, 2014	As of March 31, 2013
Total Current Assets	$—	7,570
Total Current Liabilities	7,100	8,400
Working Capital (Deficit)	$7,100	(830)

Cash Flows

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	From December 20, 2012 (Inception) to June 30, 2014
Cash Flows from (used in) Operating Activities	$(7,570)	$(5,068)	$(34,100)
Cash Flows from (used in) Financing Activities	—	3,500	34,100
Net Increase (decrease) in Cash during period	$(7,570)	$(1,568)	$—

Operating Revenues

During the three month period ending June 30, 2014, the Company did not record any revenues. During fiscal year ended March 31, 2014, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2014 were $7,570 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $5,068 for the three month period ended June 30, 2013. Operating expenses since inception (December 20, 2012) through June 30, 2014 were $34,800.

Net loss for the three month period ended June 30, 2014 was $6,270, in comparison to a net loss of $6,568 for the three months ended June 30, 2013. Net loss since inception on December 20, 2012 is $34,800.

Liquidity and Capital Resources

As at June 30, 2014, the Company’s current assets were $0 and at March 31, 2014 was $7,570. As at June 30, 2014, the Company had total liabilities of $7,100, consisting of $700 in accounts payable and $6,400 in loans from a stockholder.  As at June 30, 2014, the Company had a working capital deficit of $7,100.

Cashflow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2014, the Company used $7,570 of cash for operating activities. For the three month period ended June 30, 2013, the Company used $5,068 of cash for operating activities.

Net cash flows used in operating activities was $34,100 for the period from December 20, 2012 (Date of Inception) to June 30, 2014.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2014, the Company received $0 of cash from financing activities.

For the three month period ended June 30, 2013 net cash provided by financing activities was $3,500, received from a stockholder loan.  For the period from December 20, 2012 (Date of Inception) to June 30, 2014, net cash provided by financing activities was $34,100.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares and advances from our majority stockholder in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
31.01	CEO and CFO Certification Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

                   (i)     *Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.

Dated: August 19, 2014	/s/ Homero Giovanni Penaherrera Zavala
By: Homero Giovanni Penaherrera Zavala
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 19, 2014	/s/ Homero Giovanni Penaherrera Zavala
By: Homero Giovanni Penaherrera Zavala
Its: President, CEO, CFO, Secretary, Treasurer and Director

