Form 10-Q
period 2014-09-30
ALTAIR INTERNATIONAL CORP.
filed 2014-11-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-190235	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6501 E. Greenway Pkwy #103-412
Scottsdale, AZ 85254
(Address of principal executive offices)

Conjunto Sierra Morena Casa D9
Tumbaco, Equador
(Former Address of principal executive offices)

(760) 413-3927
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

As of November 14, 2014, there were 4,235,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

 ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND MARCH 31, 2014

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$7,570
TOTAL CURRENT ASSETS	—	7,570
TOTAL ASSETS	$—	$7,570

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,250	$2,000
Loan from Stockholder	6,400	6,400
TOTAL CURRENT LIABILITIES	9,650	8,400

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,235,000 shares issued and outstanding	4,235	4,235
Additional paid in capital	23,465	23,465
Accumulated (deficit)	(37,350)	(28,530)
TOTAL STOCKHOLDERS' EQUITY	(9,650)	(830)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$7,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

					From
					Inception
	Three month	Three month	Six month	Six month	(December 20,
	period ended	period ended	period ended	period ended	2012) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Sept 30, 2014

Selling, general and administrative expenses	$2,550	$2,161	$8,820	$5,729	$37,350

(Loss) from operations	(2,550)	(2,161)	(8,820)	(5,729)	(37,350)

Provision for income taxes	—	—	—	—	—

Net (loss)	$(2,550)	$(2,161)	$(8,820)	$(5,729)	$(37,350)

Weighted average shares outstanding – basic and diluted	4,235,000	3,000,000	4,235,000	4,235,000

(Loss) per shares – basic and diluted	$—	$—	$—	$—	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTAIR INTERNATIONAL CORP. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended September 30, 2014	Six Month Period Ended September 30, 2013	From inception (December 20, 2012) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,820)	$(5,729)	$(37,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable	1,250		3,250
Prepaid Expenses		(1,500)

Net cash used in operating activities	(7,570)	(7,229)	(34,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	27,700
Proceeds from loans from stockholder	—	6,300	6,400

Net cash provided by financing activities	—	6,300	34,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,570)	(929)	—

CASH AND CASH EQUIVALENTS
Beginning of the period	7,570	3,019	—
End of the period	$—	$2,090	$—

Supplemental disclosures of cash flow information
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

September 30, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” The company intends to commence operations in the field of concept architectural, interior design projects and related areas. Since inception (December 20, 2012) through September 30, 2014 the Company has not generated any revenue and has accumulated losses of $37,350.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $37,350 as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month and six month periods ending September 30, 2014 and 2013 and year ending March 31, 2014 and for the period from (Inception) December 20, 2012 through September 30, 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2014 the Company's bank deposits did not exceed the insured amounts.

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

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000. In November and December 2013, the Company sold a total of 1,235,000 shares of common stock for total cash proceeds of $24,700. During the period December 20, 2012 (inception) to September 30, 2014, the Company sold a total of 4,235,000 shares of common stock for total cash proceeds of $27,700.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through September 30, 2014 the Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As of September 30, 2014, total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from September 30, 2014 to October 30, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Working Capital

	As of September 30, 2014	As of March 31, 2013
Total Current Assets	$—	7,570
Total Current Liabilities	9,650	8,400
Working Capital (Deficit)	$(9,650)	(830)

Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013	From December 20, 2012 (Inception) to September 30, 2014
Cash Flows from (used in) Operating Activities	$(7,570)	$(7,229)	$(34,100)
Cash Flows from (used in) Financing Activities	—	6,300	34,100
Net Increase (decrease) in Cash during period	$(7,570)	$(929)	$—

Operating Revenues

During the six month period ending September 30, 2014, the Company did not record any revenues. During fiscal year ended March 31, 2014, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expense (loss) during the three month period ended September 30, 2014 were $2,550 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $2,161 for the six month period ended September 30, 2013

Operating expense (loss) during the six month period ended September 30, 2014 were $8,820 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $5,729 for the six month period ended September 30, 2013. Operating expenses since inception (December 20, 2012) through September 30, 2014 were $37,350.

Net loss for the six month period ended September 30, 2014 was $8,820, in comparison to a net loss of $5,729 for the six months ended September 30, 2013. Net loss since inception on December 20, 2012 is $37,350.

Liquidity and Capital Resources

As at September 30, 2014, the Company’s current assets were $0 and at March 31, 2014 was $7,570. As at September 30, 2014, the Company had total current liabilities of $9,650, consisting of $3,250 in accounts payable and $6,400 in loans from a stockholder.  As at September 30, 2014, the Company had a working capital deficit of $9,650.

Cashflow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the six month period ended September 30, 2014, the Company used $7,570 of cash for operating activities. For the six month period ended September 30, 2013, the Company used $7,229 of cash for operating activities.

Net cash flows used in operating activities was $34,100 for the period from December 20, 2012 (Date of Inception) to September 30, 2014.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six month period ended September 30, 2014, the Company received $0 of cash from financing activities.

For the six month period ended September 30, 2013 net cash provided by financing activities was $6,300.  For the period from December 20, 2012 (Date of Inception) to September 30, 2014, net cash provided by financing activities was $34,100.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective October 9, 2014, Homero Giovanni Penaherrera Zavala (“Mr. Zavala”) resigned from his positions as the current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company. On October 9, 2014, Alan Smith (“Mr. Smith”) was appointed and accepted such appointment to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed, as reported in our Current Report on Form 8-K filed with the Commission on October 10, 2014.

Effective November 13, 2014, the Company has changed its principal executive office address to 6501 E. Greenway Pkwy #103-412, Scottsdale, Arizona 85254 and has changed its telephone number to (760) 413-3927.

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

ALTAIR INTERNATIONAL CORP.

Dated: November 14, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 14, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

