Form 10-Q
period 2014-12-31
ALTAIR INTERNATIONAL CORP.
filed 2015-02-19
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 17, 2015, there were 29,645,000  shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$7,570
TOTAL CURRENT ASSETS	—	7,570

DISTRIBUTION AND SALES LICENSE	200,000	—
TOTAL ASSETS	$200,000	$7,570

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$101,300	$2,000
Loan from Stockholder	6,400	6,400
Loan from Related Party	104,575	—
TOTAL CURRENT LIABILITIES	212,275	8,400

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized,
4,235,000 shares issued and outstanding	4,235	4,235
Additional paid in capital	23,465	23,465
Accumulated (deficit)	(39,975)	(28,530)
TOTAL STOCKHOLDERS' EQUITY	(12,275)	(830)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,000	$7,570

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	December 31	December 31	December 31	December 31
	2014	2013	2014	2013

Selling, general and administrative expenses	$2,625	$19,360	$11,445	$25,088

(Loss) from operations	(2,625)	(19,360)	(11,445)	(25,088)

Provision for income taxes	—	—	—	—

Net (loss)	$(2,625)	$(19,360)	$(11,445)	$(25,088)

Weighted average shares outstanding - basic and diluted	4,235,000	3,320,435	4,235,000	3,107,200

(Loss) per shares - basic and diluted	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	Nine Month	Nine Month
	Period Ended	Period Ended
	December 31	December 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,445)	$(25,088)
Adjustment to reconcile net loss to net
cash used in operating activities:
Changes in:
Accounts payable	99,300	1,500

Net cash used in operating activities	87,855	(23,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distribution and sales license	(200,000)	—

Net cash used in investing activities	(200,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	104,575	—
Proceeds from issuance of common stock	—	24,700
Proceeds from loans from stockholder	—	6,300

Net cash provided by financing activities	104,575	31,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,570)	7,412

CASH AND CASH EQUIVALENTS
Beginning of the period	7,570	3,019
End of the period	$—	$10,431

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” The Company had originally intended to commence operations in the field of concept architectural and interior design but has subsequently abandoned this endeavor. The Company now plans to enter the pharmaceutical and nutraceutical markets through the distribution and sale of nutraceutical, over-the-counter and prescription products manufactured using patented and proprietary oral thin film technology.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $39,975 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month and nine month periods ending December 31, 2014 and 2013 and year ending March 31, 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As at February 19, 2015, the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – SALES AND DISTRIBUTION LICENSE

On November 26, 2014, the Company entered into a license and distribution agreement with Cure Pharmaceutical Corporation (“Cure”) for the exclusive rights to distribute and sell in certain defined territories any product produced and supplied by Cure that contains Sildenafil and is delivered through an oral thin film. The defined territories include Asia, Brazil, the Middle East and Canada. For the sake of clarity, Asia is further defined as India, China, Malaysia, Indonesia, Taiwan, Japan, Philippines, and those other countries dependent on China’s SDA certification for their approval protocol of the Products. There is no expiry date to this agreement.

The agreement requires that the Company pay to Cure a fee in the aggregate amount of $200,000, payable in two equal $100,000 instalments. The Company made the first instalment prior to December 31, 2014. The second instalment is included in accounts payable as at December 31, 2014. This instalment was paid in January 2015, thereby completing the purchase of the license. This fee will be amortized over a ten year period commencing on the date of the first sale of product under the license.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On March 18, 2013 the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

During the period December 20, 2012 (inception) to March 31, 2013, the Company sold a total of 3,000,000 shares of common stock for total cash proceeds of $3,000. In November and December 2013, the Company sold a total of 1,235,000 shares of common stock for total cash proceeds of $24,700. During the period from December 20, 2012 (inception) to December 31, 2014, the Company sold a total of 4,235,000 shares of common stock for total cash proceeds of $27,700.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through December 31, 2014 a former Director loaned the Company $6,400 to pay for incorporation costs, general and administrative expenses and professional fees.  As December 31, 2014, the total loan amount was $6,400. The loan is non-interest bearing, due upon demand and unsecured.

From September 30, 2014 to December 31, 2014 a current officer and director loaned the Company $104,575 to pay for professional fees and general and administrative costs and to make the initial $100,000 license payment to Cure. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In January 2015, a current officer and director loaned the Company a further $100,000 to enable it to make the second instalment payment under the License and Distribution Agreement with Cure. This loan is also non-interest bearing, due upon demand and unsecured.

On February 9, 2015, the Company effectuated a forward stock split (the “Forward Split”) of its issued and outstanding common shares whereby every one (1) old share of the Company’s common stock was exchanged for seven (7) new shares of the Company's common stock. FINRA confirmed approval of the Forward Split on February 9, 2015.

In accordance with ASC 855-10, the Company has analyzed its operations from December 31, 2014 to February 17, 2015 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Our Business

The Company was incorporated to operate in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. The Company has now changed its focus and plans to enter the pharmaceutical and nutraceutical markets through the distribution and sale of nutraceutical, over-the-counter and prescription products manufactured using patented and proprietary oral thin film technology. To this end, the Company has entered into a license and distribution agreement with Cure Pharmaceutical Corporation of Oxnard, CA for the exclusive rights to distribute and sell in certain defined territories any product produced and supplied by Cure that contains Sildenafil and is delivered through an oral thin film.

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

Working Capital

	As of December 31, 2014	As of March 31, 2014
Total Current Assets	$—	$7,570
Total Current Liabilities	212,275	8,400
Working Capital (Deficit)	$(212,275)	$(830)

Cash Flows

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Cash Flows from (used in) Operating Activities	$87,855	$(23,588)
Cash Flow from (used in) Investing Activities	(200,000)	—
Cash Flows from (used in) Financing Activities	104,575	31,000
Net Increase (decrease) in Cash during period	$(7,570)	$7,412

Operating Revenues

During the nine month period ending December 31, 2014, the Company did not record any revenues. During fiscal year ended March 31, 2014, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2014 were $2,625 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $19,360 for the three month period ended December 31, 2013.

Operating expenses during the nine month period ending December 31, 2014 were $11,445 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $25,088 for the nine month period ended December 31, 2013.

Net loss for the three month period ended December 31, 2014 was $2,625, in comparison to a net loss of $19,360 for the three months ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s current assets were $0 and at March 31, 2014 was $7,570. As at December 31, 2014, the Company had total liabilities of $212,275, consisting of $101,300 in accounts payable, $6,400 in loans from a stockholder and $104,575 in loans from a related party.  As at December 31, 2014, the Company had a working capital deficit of $212,275.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2014, the Company used $87,855 of cash for operating activities. For the nine month period ended December 31, 2013, the Company used $23,588 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2014, the Company received $104,575 of cash from financing activities. For the nine month period ended December 31, 2013 net cash provided by financing activities was $31,000.

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

Future Financings

We will continue to rely on equity sales of our common shares and advances from related parties in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

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

Quarterly Issuances:

None.

Subsequent Issuances:

None.

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

Effective November 13, 2014, the Company changed its principal executive office address to 6501 E. Greenway Pkwy #103-412, Scottsdale, Arizona 85254 and has changed its telephone number to (760) 413-3927.

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

ALTAIR INTERNATIONAL CORP.

Date: February 19, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: February 19, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

