Form 10-K
period 2015-03-31
ALTAIR INTERNATIONAL CORP.
filed 2015-07-24
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

6501 E. Greenway Pkwy #103-412

Scottsdale, AZ 85254

Tel. (760) 413-3927

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

As of July 6, 2015, the registrant had 29,645,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 6, 2015

2 | Page

3 | Page

PART I

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

Our Business

Altair International Corp. (“Altair”) is a development stage company that was incorporated in Nevada on December 20, 2012. The Company has recently entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Currently this alliance is comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada while a Joint Venture Agreement for the procurement of converting and packaging equipment specific for oral thin film products has been proposed through a Letter of Intent. In addition, Altair and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

4 | Page

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

Number of Holders

As of July 6, 2015, the 29,645,000 issued and outstanding shares of common stock were held by a total of 45 shareholders of record.

On February 9, 2015, the Company affected a seven for one forward split of its common stock. As a result of this forward split, the Company had 29,645,000 common shares issued and outstanding at March 31, 2015.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MARCH 31, 2015 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2014

Our net loss for the fiscal year ended March 31, 2015 was $74,006 compared to a net loss of $28,449 for the fiscal year ended March 31, 2014. During fiscal years ended March 31, 2015 and March 31, 2014, the Company did not generate any revenue.

During the fiscal year ended March 31, 2015, we incurred general and administrative expenses of $27,135 compared to $28,449 in general and administrative expenses incurred during the fiscal year ended March 31, 2014

Expenses incurred during fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 29,645,000 for the fiscal year ended March 31, 2015 and 23,697,016 for the fiscal year ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2015

As of March 31, 2015, our current assets were $200 and our total liabilities were $505,945. As of March 31, 2015, current assets were comprised of $200 in cash. As of March 31, 2015, total liabilities were comprised of $353,425 in advances from a related party, interest payable of $10,000, a promissory note for $27,778, a derivative liability of $100,002 and $14,740 in accounts payable. As of March 31, 2015, our total assets were $440,200 comprised of $200 of cash, a sales and distribution license of $200,000 and advances to Cure Pharmaceuticals of $240,000. Stockholders’ deficit was $65,745 as of March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2015 net cash flows used in operating activities was $23,486 consisting of a net loss of $74,006, and increases of $12,740 in accounts payable, $10,000 in interest payable, and $27,780 in debt discount . Net cash flows used in operating activities was $26,449 for the year ended March 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity and debt instruments. For the year ended March 31, 2015 cash was provided from financing activities including a $100,000 Promissory Note due to a third party and advances from a shareholder of $347,025. For the year ended March 31, 2014 net cash provided by financing activities was $31,000, received from proceeds from issuance of common stock and proceeds from related party.

7 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, advances from shareholders and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

In connection with a proposed joint venture with Cure Pharmaceuticals Corp. of Oxnard California, we anticipate acquiring packaging and labeling equipment at a total cost of approximately $250,000 for the production of Cure’s product lines.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 and March 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

8 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statement of Stockholders’ Equity	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

9 | Page

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REGISTERED AUDITOR'S CONSENT

Gillespie & Associates, PLLC, of 10544 Alton Ave NE Seattle, WA. 98125 do hereby consent to the use of our reports dated July 6, 2015 on the financial statements of Altair International Corp. as of March 31, 2015 and 2014 be included in and made part of any filing to be filed with the U.S. Securities and Exchange Commission. We also consent to your use of our name as an expert in the appropriate sections of those filings.

Dated this 24th day of July, 2015.

/S/ GILLESPIE & ASSOCIATES, PLLC

Certified Public Accountants

ALTAIR INTERNATION CORP.
BALANCE SHEETS
AUDITED

	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash	$200	$7,570
Total current assets	200	7,570

Other Assets
Advances and deposits	240,000	—
Sales and distribution licenses	200,000	—
Total assets	$440,200	$7,570

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$14,740	$2,000
Promissory note	27,778	—
Interest payable	10,000	—
Derivative liability	100,002	—
Loans from shareholder	353,425	6,400
Total current liabilities	505,945	8,400
Total Liabilities	505,945	8,400

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,645,000 shares issued and outstanding at March 31, 2015 and 2014	4,235	4,235
Additional paid-in-capital	32,556	23,465
Accumulated deficit	(102,536)	(28,530)
Total stockholders' equity (deficit)	(65,745)	(830)
Total liabilities and stockholders's equity (deficit)	$440,200	$7,570

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATION CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended	Year Ended
	March 31, 2015	March 31, 2014
Expenses
Total General and Administrative expenses	$27,135	$28,449
Derivative expense	9,093	—
Interest expense	37,778	—

Loss before income taxes	(74,006)	(28,449)
Income taxes	—	—
Net loss	$(74,006)	$(28,449)

Loss per share - Basic and Diluted	$(0.002)	$(0.001)
Weighted Average Shares - Basic and Diluted	29,645,000	23,697,016

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at inception	—	$—	$—	$—	$—

Common shares issued for cash at $0.001 on March 18, 2013	3,000,000	3,000	—		3,000

Net loss for the period ended March 31, 2013				(81)	(81)

Balance at March 31, 2013	3,000,000	3,000	—	(81)	2,919

Common shares issued for cash at $0.02 in November and December, 2013	1,235,000	1,235	23,465		24,700

Net loss for the year ended March 31, 2014				(28,449)	(28,449)

Balance at March 31, 2014	4,235,000	4,235	23,465	(28,530)	(830)

7 for 1 forward stock split effective February 9, 2015	25,410,000	—	—		—

Net loss for the year ended March 31, 2015				(74,006)	(74,006)

Common shares to be issued with Promissory Note			9,091		9,091

Balance at March 31, 2015	29,645,000	$4,235	$32,556	$(102,536)	$(65,745)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATION CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(74,006)	$(28,449)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	12,740	2,000
Interest payable	10,000	—
Debt discount	27,780
	(23,486)	(26,449)

CASH FLOWS FOR INVESTING ACTIVITIES
Acquisition of distribution and sales license	(200,000)	—
Advances and deposits	(240,000)	—
	(440,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	347,025	6,300
Proceeds from Promissory Note	100,000	—
Proceeds from issuance of common stock	9,091	24,700
	456,116	31,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,370)	4,551

CASH AND CASH EQUIVALENTS
Beginning of year	7,570	3,019
End of year	$200	$7,570

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company has entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Currently this alliance is comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada while a Joint Venture Agreement for the procurement of converting and packaging equipment specific for oral thin film products has been proposed through a Letter of Intent. In addition, Altair and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Since inception (December 20, 2012) through March 31, 2015 the Company has not generated any revenue and has accumulated losses of $102,536.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $102,536 as of March 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2015 and 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – PROMISSORY NOTE

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note is due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of March 31, 2015, $27,778 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,002 resulting in a small gain on the change in fair value of the derivative. This note is presented net of debt discount of $72,222.

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

On February 9, 2015, the Company affected a seven for one forward split of its common stock. As a result of this forward split, the Company had 29,645,000 common shares issued and outstanding at March 31, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through March 31, 2015 Directors have loaned the Company $353,425 to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of March 31, 2015, total loan amount was $353,425. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Promissory Note disclosed in Note 4 was not repaid on June 6, 2015 as required by the terms of the Note and remains outstanding as of July 6, 2015.

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2015 to July 6, 2015 and has determined that it does not have any further material subsequent events to disclose in these financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Alan M. Smith 6501 E. Greenway Pkwy #103-412 Scottsdale, AZ 85254	64	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Effective October 16, 2014, Homero Giovanni Penaherrera Zavala (“Mr. Zavala”) resigned from his positions as the current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company. Mr. Zavala’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. Mr. Smith owns 70.83% of the outstanding shares of our common stock.

During the past five years, Alan Smith, as President and CEO of Avid Management Corporation, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. On September 25, 2014, Mr. Smith was appointed to act as a Director of Univest Tech, Inc. (UVST), a publicly held Colorado Corporation. From March to October 2014, Mr. Smith acted as an officer and director of Mountain High Acquisitions Corp. (MYHI), a publicly held Colorado corporation. Additionally, Mr. Smith has been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Accountant and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

During the past ten years, Mr. Smith has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Smith was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Smith’s involvement in any type of business, securities or banking activities.

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

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 20, 2012   to March 31, 2015.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Homero Giovanni Penaherrera Zavala, President, Secretary and Treasurer Alan Smith, President Secretary and Treasurer	2012 2013 2014 2014 2015	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no current employment agreements between the company and its officer.

As of March 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of July 6, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 95254	21,000,000 shares of common stock (direct)	70.83%
All officers and directors (1 person)		21,000,000 shares of common stock	70.83%

The percent of class is based on 29,645,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

During the period from October 14, 2014 to March 31, 2014, a director loaned the Company $353,425.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2015, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

19 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Number	Description

3.01	Articles of Incorporation - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.
Dated: July 24, 2015	By: /s/ Alan M. Smith Alan M. Smith, Director, President, Secretary and Treasure

20 | Page