Form 10-K/A
period 2015-03-31
ALTAIR INTERNATIONAL CORP.
filed 2015-08-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

As of July 6, 2015, the registrant had 29,645,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 6, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Altair International Corp’s (the “Company”) Annual Report on Form 10-K for the period ended March 31, 2015, which was filed with the Securities and Exchange Commission on July 24, 2015.

The purpose of this Amendment is to include the Independent Auditor’s Report on Financial Statements for the period of the report, which was inadvertently omitted from the original filing of the 10-K as filed on July 24, 2015. This Amendment speaks as of the original filing date of the Original 10-K. The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Altair International, Inc.

We have audited the accompanying balance sheets of Altair International, Inc. (A Development Stage Company) as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Altair International, Inc. (A Development Stage Company) as of March 31, 2015 and 2014 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 6, 2015

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

ALTAIR INTERNATIONAL CORP.
Dated:August 12, 2015	By: /s/ Alan M. Smith Alan M. Smith, Director, President, Secretary and Treasure

20 | Page