Form 10-Q
period 2015-06-30
ALTAIR INTERNATIONAL CORP.
filed 2015-09-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of September 14, 2015, there were 29,820,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF JUNE 30, 2015 AND MARCH 31, 2015

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$305	$200
Total current assets	305	200

Other Assets
Advances and deposits	340,000	240,000
Sales and distribution licenses	200,000	200,000
Total assets	$540,305	$440,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICT)
Current Liabilities
Accounts payable	$300	$14,740
Promissory notes	150,000	27,778
Interest payable	21,493	10,000
Derivative liability	100,000	100,002
Loans from shareholder	382,975	353,425
Total current liabilities	654,768	505,945
Total Liabilities	654,768	505,945

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,645,000 shares issued and outstanding	4,235	4,235
Additional paid-in-capital	57,556	32,556
Share subscriptions received	50,000	—
Accumulated deficit	(226,254)	(102,536)
Total stockholders' equity (deficit)	(114,463)	(65,745)
Total liabilities and stockholders's equity (deficit)	$540,305	$440,200

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014
Expenses
Total General and Administrative expenses	$15,005	$6,270
Interest expense	108,713	—

Loss before income taxes	(123,718)	(6,270)
Income taxes	—	—
Net loss	$(123,718)	$(6,270)

Loss per share - Basic and Diluted	$(0.004)	$(0.000)
Weighted Average Shares - Basic and Diluted	29,645,000	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(123,718)	$(6,270)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(14,440)	(1,300)
Interest payable	11,493	—
Debt discount	97,220	—
	(29,445)	(7,570)

CASH FLOWS FOR INVESTING ACTIVITIES
Acquisition of distribution and sales license	—	—
Advances and deposits	(100,000)	—
	(100,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	29,550
Proceeds from Promissory Note	50,000	—
Share subscriptions received	50,000
	129,550	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	105	(7,570)

CASH AND CASH EQUIVALENTS
Beginning of period	200	7,570
End of period	$305	$—

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $226,254 as of June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2015 and 2014 and year ending March 31, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

The agreement required that the Company pay to Cure a fee in the aggregate amount of $200,000, payable in two equal $100,000 instalments. The Company completed the purchase of the license in the 2015 fiscal year. This fee will be amortized over a ten year period commencing on the date of the first sale of product under the license.

NOTE 5 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note was due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. This note is currently past due and a late penalty charge of $11,000 has been incurred. The unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock to be issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and has been amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of June 30, 2015, the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,000.

On May 26, 2015, the Company executed a convertible promissory note for $50,000 with Sareja Holdings, LLC. The note is due in thirty days, has a 10% per annum interest rate and requires the issuance of 50,000 shares of common stock. In the event of default an additional 250,000 shares of common stock is to be paid. The fair value of the 50,000 shares of common stock issued was determined to be $25,000 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and was amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2015, $25,000 of the debt discount has been amortized to interest expense. This note is currently past due; however, repayment terms are being renegotiated.

NOTE 6 – COMMON STOCK

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

On February 9, 2015, the Company affected a seven for one forward split of its common stock. As a result of this forward split, the Company had 29,645,000 common shares issued and outstanding at June 30, 2015.

The Company received a subscription agreement for the issuance of 50,000 common shares at an issue price of $1.00 per share on June 4, 2015. These shares were issued from Treasury subsequent to June 30, 2015.

NOTE 7 – RELATED PARTY TRANSACTIONS

From inception through June 30, 2015 Directors have loaned the Company $382,975 to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of June 30, 2015, the total loan amount was $382,975. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2015 to August 4, 2015 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Working Capital

	As of June 30, 2015	As of March 31, 2015
Total Current Assets	$305	$200
Total Current Liabilities	654,768	505,945
Working Capital (Deficit)	$(654,463)	$(505,745)

Cash Flows

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash Flows from (used in) Operating Activities	$(29,445)	$(7,570)
Cash Flow from (used in) Investing Activities	(100,000)	—
Cash Flows from (used in) Financing Activities	129,550	—
Net Increase (decrease) in Cash during period	$105	$7,570

Operating Revenues

During the three month period ending June 30, 2015, the Company did not record any revenues. During fiscal year ended March 31, 2015, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2015 were $15,005 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $6,270 for the three month period ended June 30, 2014.

Net loss for the three month period ended June 30, 2015 was $123,718, in comparison to a net loss of $6,270 for the three months ended June 30, 2014.

Liquidity and Capital Resources

As at June 30, 2015, the Company’s current assets were $305 and at March 31, 2015 were $200. As at June 30, 2015, the Company had total liabilities of $654,768, consisting of $300 in accounts payable, $150,000 in Promissory Notes payable, $21,493 in interest payable, a $100,000 derivative liability and $382,975 in loans from a stockholder.  As at June 30, 2015, the Company had a working capital deficiency of $654,463.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2015, the Company used $29,445 of cash for operating activities. For the three month period ended June 30 2014, the Company used $7,570 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2015, the Company received $129,550 of cash from financing activities. For the three month period ended June 30, 2014 net cash provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

ALTAIR INTERNATIONAL CORP.

Date: September 14, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: September 14, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

