Form 10-Q
period 2015-09-30
ALTAIR INTERNATIONAL CORP.
filed 2015-11-10
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, there were 29,820,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2015

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND MARCH 31, 2015

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$51	$200
Total current assets	51	200

Other Assets
Advances and deposits	340,000	240,000
Sales and distribution licenses	200,000	200,000
Total assets	$540,051	$440,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,885	$14,740
Promissory notes	150,000	27,778
Loans payable	25,000	—
Interest payable	22,753	10,000
Derivative liability	100,000	100,002
Loans from shareholder	261,954	353,425
Total current liabilities	561,592	505,945
Total Liabilities	561,592	505,945

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,820,000 shares issued and outstanding at September 30, 2015 (29,645,000 at March 31, 2015)	4,410	4,235
Additional paid-in-capital	207,381	32,556
Accumulated deficit	(233,332)	(102,536)
Total stockholders' equity (deficit)	(21,541)	(65,745)
Total liabilities and stockholders's equity (deficit)	$540,051	$440,200

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Six Month Period Ended September 30, 2015	Six Month Period Ended September 30, 2014
Expenses
Total General and Administrative expenses	$5,818	$2,550	$20,821	$8,820
Interest expense	1,260	—	109,975	—

Loss before income taxes	(7,078)	(2,550)	(130,796)	(8,820)
Income taxes	—	—	—	—
Net loss	$(7,078)	$(2,550)	$(130,796)	$(8,820)

Loss per share - Basic and Diluted	$(0.000)	$(0.000)	$(0.004)	$(0.000)
Weighted Average Shares - Basic and Diluted	29,736,848	29,645,000	29,691,175	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended September 30, 2015	Six Month Period Ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(130,796)	$(8,820)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(12,855)	1,250
Interest payable	12,753	—
Debt discount	97,220	—
Cash Used In Operating Activities	(33,678)	(7,570)

CASH FLOWS FOR INVESTING ACTIVITIES
Advances and deposits	(100,000)	—
	(100,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	(91,471)	—
Proceeds from Promissory Note	50,000	—
Proceeds from loan payable	25,000
Share capital issued	150,000
	133,529	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	(149)	(7,570)

CASH AND CASH EQUIVALENTS
Beginning of period	200	7,570
End of period	$51	$—

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

September 30, 2015

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $233,332 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2015 and March 31, 2015 and for the three and six month periods ending September 30, 2015 and 2014 and year ending March 31, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 5 – ADVANCES AND DEPOSITS

The Company and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods and for the acquisition of packaging equipment. To September 30, 2015 the Company has advanced $340,000 to Cure for these purposes ($240,000 as at March 31, 2015).

NOTE 6 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note is due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of September 30, 2015, $100,000 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,000 resulting in a small gain on the change in fair value of the derivative. This note is currently past due; however, repayment terms are being renegotiated.

On May 26, 2015, the Company executed a Promissory Note for $50,000 with Sareja Holdings, LLC. The note is due in thirty days, has a 10% per annum interest rate and requires the issuance of 50,000 shares of common stock. In the event of default an additional 250,000 shares of common stock is to be paid. The fair value of the 50,000 shares of common stock issued was determined to be $25,000 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and was amortized utilizing the interest method of accretion over the term of the note. As of September 30, 2015, $25,000 of the debt discount has been amortized to interest expense. This note is currently past due; however, repayment terms are being renegotiated. The parties have agreed that the 250,000 shares to be issued upon default will be issued through a private transaction and not from the Company treasury.

NOTE 7 – LOANS PAYABLE

On July 22, 2015, the Company obtained a loan from a third party in the amount of $25,000. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

NOTE 8 – COMMON STOCK

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

The Company sold 175,000 shares of common stock for total proceeds of $150,000 in the three month period ending September 30, 2015. As a result of these issuances, the Company had 29,820,000 common shares issued and outstanding at September 30, 2015.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through September 30, 2015 Directors have loaned the Company $382,975 to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of September 30, 2015, the total loan amount was $261,954. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from September 30, 2015 to October 29, 2015 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Working Capital

	As of September 30, 2015	As of March 31, 2015
Total Current Assets	$51	$200
Total Current Liabilities	561,592	505,945
Working Capital (Deficit)	$(561,541)	$(505,745)

Cash Flows

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Cash Flows from (used in) Operating Activities	$(33,678)	$(7,570)
Cash Flow from (used in) Investing Activities	(100,000)	—
Cash Flows from (used in) Financing Activities	133,529	—
Net Increase (decrease) in Cash during period	$(149)	$(7,750)

Operating Revenues

During the six month period ending September 30, 2015, the Company did not record any revenues. During fiscal year ended March 31, 2015, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended September 30, 2015 were $5,818 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $2,550 for the three month period ended September 30, 2014.

Net loss for the six month period ended September 30, 2015 was $130,796, in comparison to a net loss of $8,820 for the six months ended September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2015, the Company’s current assets were $51 and at March 31, 2015 were $200. As at September 30, 2015, the Company had total liabilities of $561,592, consisting of $1,885 in accounts payable, $150,000 in Promissory Notes payable, $25,000 in Loans payable, $22,753 in interest payable, a $100,000 derivative liability and $261,954 in loans from a stockholder.  As at September 30, 2015, the Company had a working capital deficit of $561,541.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the six month period ended September 30, 2015, the Company used $33,678 of cash for operating activities. For the six month period ended September 30 2014, the Company used $7,570 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six month period ended September 30, 2015, the Company received $133,529 of cash from financing activities. For the three month period ended September 30, 2014 net cash provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Date: November 10, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: November 10, 2015	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

