Form 10-Q
period 2015-12-31
ALTAIR INTERNATIONAL CORP.
filed 2016-02-16
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2015

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

As of February 11, 2016, there were 29,947,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND MARCH 31, 2015

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$41	$200
Total current assets	41	200

Other Assets
Advances and deposits	340,000	240,000
Sales and distribution licenses	200,000	200,000
Total assets	$540,041	$440,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,730	$14,740
Promissory notes	100,000	27,778
Loans payable	29,175	—
Interest payable	21,000	10,000
Derivative liability	100,000	100,002
Loans from shareholder	224,374	353,425
Total current liabilities	476,279	505,945
Total Liabilities	476,279	505,945

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,947,000 shares issued and outstanding at December 31, 2015 (29,645,000 at March 31, 2015)	4,537	4,235
Additional paid-in-capital	297,260	32,556
Accumulated deficit	(238,035)	(102,536)
Total stockholders' equity (deficit)	63,762	(65,745)
Total liabilities and stockholders's equity (deficit)	$540,041	$440,200

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended December 31, 2015	Three Month Period Ended December 31, 2014	Nine Month Period Ended December 31, 2015	Nine Month Period Ended December 31, 2014
Expenses
Total General and Administrative expenses	$3,860	2,625	24,771	11,445
Interest expense	(753)	—	110,728	—

Loss before income taxes	(3,107)	(2,625)	(135,499)	(11,445)
Income taxes	—	—	—	—
Net loss	$(3,107)	$(2,625)	$(135,499)	$(11,445)

Loss per share - Basic and Diluted	$(0.000)	$(0.000)	$(0.005)	$(0.000)
Weighted Average Shares - Basic and Diluted	29,862,793	29,645,000	29,748,589	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended December 31, 2015	Nine Month Period Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(135,499)	$(11,445)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(13,010)	99,300
Interest payable	11,000	—
Debt discount	72,220	—
Cash Used In Operating Activities	(65,289)	87,855

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of distribution and sales license	—	(200,000)
Advances and deposits	(100,000)	—
	(100,000)	(200,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	(129,051)	104,575
Proceeds from Promissory Note	—	—
Proceeds from loans payable	29,175	—
Share capital issued	265,006	—
	165,130	104,575

NET INCREASE IN CASH AND CASH EQUIVALENTS	(159)	(7,570)

CASH AND CASH EQUIVALENTS
Beginning of period	200	7,570
End of period	$41	$—

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

DECEMBER 31, 2015

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

The Company has entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Currently this alliance is comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada. In addition, Altair and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods.

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $238,035 as of December 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2015 and March 31, 2015 and for the three and nine month periods ending December 31, 2015 and 2014 and year ending March 31, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 5 – ADVANCES AND DEPOSITS

The Company and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. To December 31, 2015 the Company has advanced $340,000 to Cure for these purposes ($240,000 as at March 31, 2015).

NOTE 6 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note is due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of December 31, 2015, $100,000 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,000. This note is currently past due; however, repayment terms are being renegotiated.

On May 26, 2015, the Company executed a Promissory Note for $50,000 with Sareja Holdings, LLC. The note is due in thirty days, has a 10% per annum interest rate and requires the issuance of 50,000 shares of common stock. In the event of default an additional 250,000 shares of common stock is to be paid. The fair value of the 50,000 shares of common stock issued was determined to be $25,000 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and was amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2015, $25,000 of the debt discount has been amortized to interest expense. On November 24, 2015, the company converted the $50,000 principle and $2,506 of accrued interest into 50,000 shares of common stock satisfying the debt in full. The parties have agreed that the 250,000 shares to be issued upon default will be issued through a private transaction and not from the Company treasury.

NOTE 7 – LOANS PAYABLE

On July 22, 2015, the Company obtained a loan from a third party in the amount of $25,000. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

On October 23, 2015, the Company obtained a loan from a third party in the amount of $4,175. This loan in non-interest bearing, is unsecured and has no fixed terms of repayment.

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

The Company sold 175,000 shares of common stock for total proceeds of $150,000 in the three month period ending September 30, 2015 and a further 127,000 shares of common stock for total proceeds of $90,006 in the three month period ending December 31, 2015. As a result of these issuances, the Company had 29,947,000 common shares issued and outstanding at December 31, 2015.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through December 31, 2015 Directors have loaned the Company $429,925 to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of December 31, 2015, the total loan amount was $224,374. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from December 31, 2015 to February 12, 2015 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Working Capital

	As of December 31, 2015	As of March 31, 2015
Total Current Assets	$41	$200
Total Current Liabilities	476,279	505,945
Working Capital (Deficit)	$(476,238)	$(505,745)

Cash Flows

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Cash Flows from (used in) Operating Activities	$(65,289)	$87,855
Cash Flow from (used in) Investing Activities	(100,000)	(200,000)
Cash Flows from (used in) Financing Activities	165,130	104,575
Net Increase (decrease) in Cash during period	$(159)	$(7,570)

Operating Revenues

During the nine month period ending December 31, 2015, the Company did not record any revenues. During fiscal year ended March 31, 2015, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2015 were $3,860 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $2,625 for the three month period ended December 31, 2014.

Net loss for the nine month period ended December 31, 2015 was $135,499, in comparison to a net loss of $11,445 for the nine months ended December 31, 2014.

Liquidity and Capital Resources

As at December 31, 2015, the Company’s current assets were $41 and at March 31, 2015 were $200. As at December 31, 2015, the Company had total liabilities of $476,279, consisting of $1,730 in accounts payable, $100,000 in Promissory Notes payable, $29,175 in loans payable, $21,000 in interest payable, a $100,000 derivative liability and $224,374 in loans from a stockholder.  As at December 31, 2015, the Company had a working capital deficit of $476,238.

As at December 31, 2014, the Company had no current assets. As at December 31, 2014, the Company had total liabilities of $212,275, consisting of $101,300 in accounts payable, $6,400 in loans from a stockholder and $104,575 in loans from a related party.  As at December 31, 2014, the Company had a working capital deficit of $212,275.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2015, the Company used $65,289 of cash for operating activities. For the nine month period ended December 31 2014, the Company used $87,855 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2015, the Company received $165,130 of cash from financing activities. For the nine month period ended December 31, 2014 net cash provided by financing activities was $104,575.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: February 16, 2016	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 16, 2016	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

