Form 10-K
period 2016-03-31
ALTAIR INTERNATIONAL CORP.
filed 2016-07-27
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

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

As of June 10, 2016, the registrant had 29,947,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 25, 2016.

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

Number of Holders

As of June 10, 2016, the 29,947,000 issued and outstanding shares of common stock were held by 42 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MARCH 31, 2016 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2015

Our net loss for the fiscal year ended March 31, 2016 was $140,058 compared to a net loss of $74.006 for the fiscal year ended March 31, 2015. During fiscal years ended March 31, 2016 and March 31, 2015, the Company did not generate any revenue.

During the fiscal year ended March 31, 2016, we incurred general and administrative expenses of $29,330 compared to $27,135 in general and administrative expenses incurred during the fiscal year ended March 31, 2015

Expenses incurred during fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 29,796,760 for the fiscal year ended March 31, 2016 and 29,645,000 for the fiscal year ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2016

As of March 31, 2016, our current assets were $5,422 and our total liabilities were $506,218. As of March 31, 2016, current assets were comprised of $5,422 in cash. As of March 31, 2015, total liabilities were comprised of $244,374 in advances from a related party, interest payable of $21,000, a promissory note for $100,000, a derivative liability of $100,000, loans payable to third parties of $40,525 and $320 in accounts payable. As of March 31, 2016, our total assets were $565,422 comprised of $5,422 of cash, a sales and distribution license of $200,000 and advances to Cure Pharmaceuticals of $360,000. Stockholders’ equity was $59,203 as of March 31, 2016.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2016 net cash flows used in operating activities was $71,257 consisting of a net loss of $140,058, a decrease of $14,420 in accounts payable, and increases of $11,000 in interest payable and $72,221 in debt discount. Net cash flows used in operating activities was $23,486 for the year ended March 31, 2015.

We did not generate positive cash flows from operating activities in the year ended March 31, 2015. For the fiscal year ended March 31, 2015 net cash flows used in operating activities was $23,486 consisting of a net loss of $74,006, and increases of $12,740 in accounts payable, $10,000 in interest payable, and $27,780 in debt discount.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity and debt instruments. For the year ended March 31, 2016 cash was provided from financing activities including loans from third parties of $40,525 and proceeds of $256,006 from the issuance of common stock. The Company repaid $109,052 in advances from a shareholder. For the year ended March 31, 2015 net cash provided by financing activities was $456,116, including $347,025 in loans from a related party, a $100,000 Promissory Note from a third party and $9,091 from the issuance of common stock.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2016 and March 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

9 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Altair International Inc.

We have audited the accompanying balance sheet of Altair International Inc. as of March 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Altair International Inc. for the years ended March 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 25, 2016

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AUDITED

	March 31, 2016	March 31, 2015
ASSETS
Current Assets
Cash	$5,422	$200
Total current assets	5,422	200

Other Assets
Advances and deposits	360,000	240,000
Sales and distribution licenses	200,000	200,000
Total assets	$565,422	$440,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$320	$14,740
Promissory note	100,000	27,778
Loans payable	40,525	—
Interest payable	21,000	10,000
Derivative liability	100,000	100,002
Loans from shareholder	244,374	353,425
Total current liabilities	506,219	505,945
Total Liabilities	506,219	505,945

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,947,000 shares issued and outstanding at March 31, 2016 (29,645,000 at March 31, 2015)	4,537	4,235
Additional paid-in-capital	297,260	32,556
Accumulated deficit	(242,594)	(102,536)
Total stockholders' equity (deficit)	59,203	(65,745)
Total liabilities and stockholders's equity (deficit)	$565,422	$440,200

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended March 31, 2016	Year ended March 31, 2015
Expenses
Total General and Administrative expenses	$29,330	$27,135
Derivative expense	—	9,093
Interest expense	110,728	37,778

Loss before income taxes	(140,058)	(74,006)
Income taxes	—	—
Net loss	$(140,058)	$(74,006)

Loss per share - Basic and Diluted	$(0.005)	$(0.002)
Weighted Average Shares - Basic and Diluted	29,796,760	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at inception	—	$—	$—	$—	$—

Common shares issued for cash at $0.001 on March 18, 2013	3,000,000	3,000	—		3,000

Net loss for the period ended March 31, 2013				(81)	(81)

Balance at March 31, 2013	3,000,000	3,000	—	(81)	2,919

Common shares issued for cash at $0.02 in November and December, 2013	1,235,000	1,235	23,465		24,700

Net loss for the year ended March 31, 2014				(28,449)	(28,449)

Balance at March 31, 2014	4,235,000	4,235	23,465	(28,530)	(830)

7 for 1 forward stock split effective February 9, 2015	25,410,000	—	—		—

Net loss for the year ended March 31, 2015				(74,006)	(74,006)

Common shares to be issued with Promissory Note			9,091		9,091

Balance at March 31, 2015	29,645,000	$4,235	$32,556	$(102,536)	$(65,745)

Common shares issued for cash	302,000	302	264,704		265,006

Net loss for the period ended March 31, 2016				(140,058)	(140,058)

Balance at March 31, 2016	29,947,000	$4,537	$297,260	$(242,594)	$59,203

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	Year ended March 31, 2016	Year ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(140,058)	$(74,006)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(14,420)	12,740
Interest payable	11,000	10,000
Debt discount	72,221	27,780
	(71,257)	(23,486)

CASH FLOWS FOR INVESTING ACTIVITIES
Acquisition of distribution and sales license	—	(200,000)
Advances and deposits	(120,000)	(240,000)
	(120,000)	(440,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	(109,052)	347,025
Proceeds from Promissory Note	—	100,000
Proceeds from Loans	40,525	—
Proceeds from issuance of common stock	265,006	9,091
	196,479	456,116

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,222	(7,370)

CASH AND CASH EQUIVALENTS
Beginning of year	200	7,570
End of year	$5,422	$200

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

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

The Company has entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Currently this alliance is comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada acquired at a cost of $200,000 while a Joint Venture Agreement for the procurement of converting and packaging equipment specific for oral thin film products has been proposed through a Letter of Intent. In addition, Altair and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. Altair has advanced $360,000 to CURE in this regard.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Since inception (December 20, 2012) through March 31, 2016 the Company has not generated any revenue and has accumulated losses of $242,594.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $242,594 as of March 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2016 and 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2016 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – PROMISSORY NOTE

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note was due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and was amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of March 31, 2016, $100,000 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,000. This Note is currently past due; however repayment terms are being renegotiated.

On May 26, 2015, the Company executed a Promissory Note for $50,000 with Sareja Holdings, LLC. The note is due in thirty days, has a 10% per annum interest rate and requires the issuance of 50,000 shares of common stock. The fair value of the 50,000 shares of common stock issued was determined to be $25,000 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and was amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2015, $25,000 of the debt discount has been amortized to interest expense. On November 24, 2015, the company converted the $50,000 principle and $2,506 of accrued interest into 50,000 shares of common stock satisfying the debt in full.

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

During the twelve month period ended March 31, 2016, the Company sold a total of 302,000 common shares for total cash consideration of $265,006. The Company had 29.947,000 common shares issued and outstanding at March 31, 2016.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through March 31, 2016 Directors have loaned the Company $244,374 to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of March 31, 2016, total loan amount was $244,374 ($353,425 on March 31, 2015). The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Promissory Note due to Williams Ten, LLC disclosed in Note 4 was not repaid on June 6, 2015 as required by the terms of the Note and remains outstanding as of June 10, 2016.

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2016 to July 25, 2016 and has determined that it does not have any further material subsequent events to disclose in these financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Alan M. Smith 6501 E. Greenway Pkwy #103-412 Scottsdale, AZ 85254	65	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. Mr. Smith owns 70.12% of the outstanding shares of our common stock.

During the past five years, Alan Smith, as President and CEO of Avid Management Corporation and Evolution Equities Corporation, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. On September 25, 2014, Mr. Smith was appointed to act as a Director of Univest Tech, Inc. (UVST), a publicly held Colorado Corporation. Mr. Smith resigned from all positions with UVST on February 6, 2015. From March 2014, Mr. Smith has acted as an officer and director of Mountain High Acquisitions Corp. (MYHI), a publicly held Colorado corporation. Additionally, Mr. Smith has been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Accountant and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

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

17 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations at the present time, we believe the services of a financial expert are not warranted.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 20, 2012   to March 31, 2016.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Homero Giovanni Penaherrera Zavala, President, Secretary and Treasurer Alan Smith, President, Secretary and Treasurer	2012 2013 2014 2014 2015 2016	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

There are no current employment agreements between the company and its officer.

As of March 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of June XX, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 95254	21,000,000 shares of common stock (direct)	70.12%
All officers and directors (1 person)		21,000,000 shares of common stock	70.12%

The percent of class is based on 29,947,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

During the period from October 14, 2014 to March 31, 2014, a director loaned the Company $244,373.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2016, we incurred approximately $9,125 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

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

ALTAIR INTERNATIONAL CORP.
Dated: July 27, 2016	By: /s/ Alan M. Smith Alan M. Smith, Director, President, Secretary and Treasure

20 | Page