Form 10-K/A
period 2016-03-31
ALTAIR INTERNATIONAL CORP.
filed 2016-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Altair International Corp’s (the “Company”) Annual Report on Form 10-K for the period ended March 31, 2016, which was filed with the Securities and Exchange Commission on July 27, 2016.

The purpose of this Amendment is to provide the disclosures required by Item 308 (a) and (c) of Regulation S-K, including an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year and any change in internal control over financial reporting that occurred during the last fiscal quarter. These disclosures were inadvertently omitted from the original filing of the 10-K as filed on July 27, 2016. This Amendment speaks as of the original filing date of the Original 10-K. The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ALTAIR INTERNATIONAL CORP.
Dated: August 17, 2016	By: /s/ Alan M. Smith Alan M. Smith, Director, President, Secretary and Treasure

20 | Page