Form 10-Q
period 2016-06-30
ALTAIR INTERNATIONAL CORP.
filed 2016-09-02
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

As of September 1, 2016, there were 29,947,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF JUNE 30, 2016 AND MARCH 31, 2016

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$273	$5,422
Total current assets	273	5,422

Other Assets
Advances and deposits	360,000	360,000
Sales and distribution licenses	200,000	200,000
Total assets	$560,273	$565,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$14,459	$320
Promissory note	100,000	100,000
Loans payable	43,025	40,525
Interest payable	21,000	21,000
Derivative liability	100,000	100,000
Loans from shareholder	244,374	244,374
Total current liabilities	522,858	506,219
Total Liabilities	522,858	506,219

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 29,947,000 shares issued and outstanding at March 31 and June 30, 2016	4,537	4,537
Additional paid-in-capital	297,260	297,260
Accumulated deficit	(264,382)	(242,594)
Total stockholders' equity (deficit)	37,415	59,203
Total liabilities and stockholders's equity (deficit)	$560,273	$565,422

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015
Expenses
Total General and Administrative expenses	$21,788	$15,005
Interest expense	—	108,713

Loss before income taxes	(21,788)	(123,718)
Income taxes	—	—
Net loss	$(21,788)	$(123,718)

Loss per share - Basic and Diluted	$(0.001)	$(0.004)
Weighted Average Shares - Basic and Diluted	29,947,000	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(21,788)	$(123,718)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	14,139	(14,440)
Interest payable	—	11,493
Debt discount	—	97,220
	(7,649)	(29,445)

CASH FLOWS FOR INVESTING ACTIVITIES
Acquisition of distribution and sales license	—	—
Advances and deposits	—	(100,000)
	—	(100,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	2,500	—
Proceeds from loan from shareholder	—	29,550
Proceeds from Promissory Note	—	50,000
Share subscriptions received	—	50,000
	2,500	129,550

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,149)	105

CASH AND CASH EQUIVALENTS
Beginning of period	5,422	200
End of period	$273	$305

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

JUNE 30, 2016

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

Since inception (December 20, 2012) through June 30, 2016, the Company has not generated any revenue and has accumulated losses of $264,382.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $264,382 as of June 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2016 and 2015 and year ending March 31, 2016.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2016 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 5 – ADVANCES AND DEPOSITS

The Company and Cure have agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. To June 30, 2016 the Company has advanced $360,000 to Cure for these purposes ($340,000 as at June 30, 2015).

NOTE 6 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note is due in ninety days, has a $10,000 one-time interest payment due at maturity and requires the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term is convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. As of June 30, 2016, $100,000 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $100,000. This note is currently past due; however, repayment terms are being renegotiated.

NOTE 7 – LOANS PAYABLE

On July 22, 2015, the Company obtained a loan from a third party in the amount of $25,000. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

On October 23, 2015, the Company obtained a loan from a third party in the amount of $4,175. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

In the three month period ended March 31, 2016, the Company obtained loans from a third party in the total amount of $11,350. In the three month period ended June 30, 2016, the Company received a further $2,500 in loans from this same third party. These loans totaling $13,850 as of June 30, 2016 are non-interest bearing, are unsecured and have no fixed terms of repayment.

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

During the twelve month period ended March 31, 2016, the Company sold a total of 302,000 common shares for total cash consideration of $265,006. The Company had 29,947,000 common shares issued and outstanding at March 31, 2016.

No further issuances were made in the three months ended June 30, 2016. The Company had 29,947,000 common shares issued and outstanding at June 30, 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through June 30, 2016, Directors have loaned the Company $244,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  As of June 30, 2016, the total loan amount was $244,374. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from April 1, 2016 to September 1, 2016 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Working Capital

	As of June 30, 2016	As of March 31, 2016
Total Current Assets	$273	$5,422
Total Current Liabilities	522,858	506,219
Working Capital (Deficit)	$(522,585)	$(500,797)

Cash Flows

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cash Flows from (used in) Operating Activities	$(7,649)	$(29,445)
Cash Flow from (used in) Investing Activities	—	(100,000)
Cash Flows from (used in) Financing Activities	2,500	129,550
Net Increase (decrease) in Cash during period	$(5,149)	$105

Operating Revenues

During the three month period ending June 30, 2016, the Company did not record any revenues. During fiscal year ended March 31, 2016, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2016 were $21,788 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $15,005 for the three month period ended June 30, 2015.

Interest expense for the three month period ended June 30, 2016 was nil as compared to $108,713 for the three month period ended June 30, 2015.

Net loss for the three month period ended June 30, 2016 was $21,788, in comparison to a net loss of $123,718 for the three months ended June 30, 2015.

Liquidity and Capital Resources

As at June 30, 2016, the Company’s current assets were $273 and at March 31, 2016 were $5,422. As at June 30, 2016, the Company had total liabilities of $522,858, consisting of $14,459 in accounts payable, $100,000 in Promissory Notes payable, $43,025 in loans payable, $21,000 in interest payable, a $100,000 derivative liability and $244,374 in loans from a stockholder.  As at June 30, 2016, the Company had a working capital deficit of $522,585.

As at June 30, 2015, the Company current assets were $305. As at June 30, 2015, the Company had total liabilities of $654,768, consisting of $300 in accounts payable, $150,000 in Promissory Notes payable, $21,493 in interest payable, a $100,000 derivative liability and $382,975 in loans from a stockholder.  As at June 30, 2015, the Company had a working capital deficit of $654,463.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2016, the Company used $7,649 of cash for operating activities. For the three month period ended June 30, 2015, the Company used $29,445 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2016, the Company received $2,500 of cash from financing activities. For the three month period ended June 30, 2015 the Company received $129,550 of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: September 1, 2016	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 1, 2016	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

