Form 10-Q
period 2016-12-31
ALTAIR INTERNATIONAL CORP.
filed 2017-02-13
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2016

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

As of February 10, 2017, there were 31,957,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND MARCH 31, 2016

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$30,049	$5,422
Total current assets	30,049	5,422

Other Assets
Advances and deposits	—	360,000
Sales and distribution licenses	560,000	200,000
Total assets	$590,049	$565,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,240	$320
Loans payable	44,165	40,525
Loan payable to related party	—	244,374
Promissory notes	196,124	100,000
Promissory note due to related party	34,619	—
Interest payable	6,412	21,000
Derivative liability	267,122	100,000
Total current liabilities	566,682	506,219
Total Liabilities	566,682	506,219

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 31,957,000 shares issued and outstanding at December 31, 2016 (29,947,000 at March 31, 2016)	6,537	4,537
Additional paid-in-capital	315,260	297,260
Accumulated deficit	(298,430)	(242,594)
Total stockholders' equity (deficit)	23,367	59,203
Total liabilities and stockholders's equity (deficit)	$590,049	$565,422

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended December 31, 2016	Three Month Period Ended December 31, 2015	Nine Month Period Ended December 31, 2016	Nine Month Period Ended December 31, 2015
Expenses
Total General and Administrative expenses	$21,615	$3,860	$68,146	$24,771
Change in the fair value of derivative liabilities	(78,302)		(82,529)
Interest expense	68,993	(753)	70,219	110,728

Gain (loss) before income taxes	(12,306)	(3,107)	(55,836)	(135,499)
Income taxes	—	—	—	—
Net gain (loss)	$(12,306)	$(3,107)	$(55,836)	$(135,499)

Gain (Loss) per share - Basic and Diluted	$(0.000)	$(0.000)	$(0.002)	$(0.005)
Weighted Average Shares - Basic and Diluted	31,771,891	29,862,793	30,557,509	29,645,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended December 31, 2016	Nine Month Period Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(55,836)	$(135,499)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	17,920	(13,010)
Interest payable	6,412	11,000
Fair value of derivative liabilities	(82,529)	—
Debt discount	63,807	72,220
	(50,226)	(65,289)

CASH FLOWS FOR INVESTING ACTIVITIES
Advances and deposits	—	(100,000)
	—	(100,000)

CASH FLOW FROM FINANCING ACTIVITIES
Net Proceeds from loans payable	31,259	29,175
Proceeds from loan from related party	—	(129,051)
Proceeds from Promissory Notes issued	43,594
Share capital issued		265,006
	74,853	165,130

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,627	(159)

CASH AND CASH EQUIVALENTS
Beginning of period	5,422	200
End of period	$30,049	$41

Supplemental disclosures of cash flow information

Taxes paid	$—	$—
Interest paid	$—	$—

Non-Cash Financing and Investing Activities

Promissory Notes issued in settlement of loans	$416,586	$—
Debt discount on issuance of Promissory Notes	(185,843)	—
	$230,743	$—

Derivative Liability on issuance of Promissory Notes	$267,122	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2016

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to the unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives, The Company will become the exclusive worldwide distributor for these products. The fee for this new Exclusive License and Distribution Agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Since inception (December 20, 2012) through December 31, 2016, the Company has not generated any revenue and has accumulated losses of $298,430.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $298,430 as of December 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month periods ending December 31, 2016 and 2015 and year ending March 31, 2016.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2016 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 5 – ADVANCES AND DEPOSITS

The Company and Cure agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products and for license and distribution agreements for additional Cure products. To September 23, 2016 the Company had advanced $360,000 to Cure for these purposes. As described in Note 4 above, these advances were applied to the $560,000 fee payable to CURE for the Exclusive License and Distribution Agreement for sports related nutraceutical products, leaving a balance of $nil at December 31, 2016 ($360,000 as at December 31, 2015).

NOTE 6 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note was due in ninety days, had a $10,000 one-time interest payment due at maturity and required the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term was convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and was to be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. On September 29, 2016, Williams Ten, LLC agreed to cancel this Promissory Note and accept a new Convertible Promissory Note in the amount of $121,000, which included all accrued interest and penalties. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of December 31, 2016, $111,000 remains outstanding; and the Company fair valued the derivative at $71,105 resulting in a gain on the change in the fair value of $24,645.

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

As of December 31, 2016, the Company fair valued the derivative at $8,872 resulting in a gain on the change in the fair value of $2,088. In addition, $2,763 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $8,820 resulting in a gain on the change in the fair value of $2,076. In addition, $2,776 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $160,000 to Mr. Brent McMahon as consideration for $160,000 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $126,612 based on the Black Scholes Merton pricing model and a corresponding debt discount of $126,612 to be amortized utilizing the interest method of accretion over the term of the note. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of December 31, 2016, the Company fair valued the derivative at $96,088 resulting in a gain on the change in the fair value of $30,524. In addition, $32,260 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation, a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $66,766 based on the Black Scholes Merton pricing model and a corresponding debt discount of $66,766 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $54,048 resulting in a gain on the change in the fair value of $12,718. In addition, $17,012 of the debt discount has been amortized to interest expense.

On September 23, 2016, the Company issued two Convertible Promissory Notes in the principal amounts of $10,000 and $25,000 to Enpos Sports, LLC as consideration for $35,000 in cash advances to the Company. These convertible Promissory Notes bear interest at the rate of 6.00% per annum and have a one year term. The Holder is entitled to convert any or all of the principal amount of these Notes and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Notes plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability on both notes. The Company recorded the derivative liability at its fair value of $27,673 based on the Black Scholes Merton pricing model and a corresponding debt discount of $27,673 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $22,421 resulting in a gain on the change in the fair value of $5,275. In addition, $7,506 of the debt discount has been amortized to interest expense.

On October 14, 2016, the Company issued a Convertible Promissory Note in the principal amount of $8,594.48 to Enpos Sports, LLC as consideration for $8,594.48 in cash advances to the Company. The convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Note plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,744 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,744 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $5,768 resulting in a gain on the change in the fair value of $976. In addition, $1,460 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of December 31, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 12/31/2016
Williams Ten, LLC	9/29/2016	9/29/2017	6%	$111,000
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	13,850
Mr. Fred Lee	9/29/2016	9/29/2017	6%	13,769
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	150,000
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	84,373
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	35,000
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	8,594
Total				416,586
Less debt discount				(185,843)
Total				$230,743

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(82,529)
Balance at December 31, 2016	$267,122

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

On December 30, 2016, the Company obtained a loan from a third party in the amount of $30,000. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

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

During the three month period ended December 31, 2016 the Company issued 2,000,000 common shares on the conversion of $20,000 of the convertible Promissory Notes described in item 6. In addition, the Company issued 10,000 common shares to as required under the terms of the original Promissory Note with Williams Ten LLC as described in item 6.

The Company had 31,957,000 common shares issued and outstanding at December 31, 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, the Directors loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note as described item 6 above.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement calls for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 is payable on either the termination of the contract or completion of a minimum $500,000 financing. As of December 31, 2016, $15,500.00 had been paid and $15,500.00 was payable pursuant to this contract. In addition, if financing of greater than $200,000 is obtained during the term of this contract, the consultant has agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from October 1, 2016 to February 7, 2017 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

The Company entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Initially this alliance was comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada acquired at a cost of $200,000 while a joint venture agreement for the procurement of converting and packaging equipment specific for oral thin film products was proposed through a Letter of Intent. In addition, Altair and Cure agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products. and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. Altair advanced $360,000 to CURE in this regard.

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

Working Capital

	As of December 31, 2016	As of March 31, 2016
Total Current Assets	$30,049	$5,422
Total Current Liabilities	566,862	506,219
Working Capital (Deficit)	$(536,813)	$(500,797)

Cash Flows

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Cash Flows from (used in) Operating Activities	$(50,226)	$(65,289)
Cash Flow from (used in) Investing Activities	—	(100,000)
Cash Flows from (used in) Financing Activities	74,853	165,130
Net Increase (decrease) in Cash during period	$24,627	$(159)

Operating Revenues

During the nine month period ending December 31, 2016, the Company did not record any revenues. During fiscal year ended March 31, 2016, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2016 were $21,615 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $3,860 for the three month period ended December 31, 2015.

Interest expense (recovery) for the three month period ended December 31, 2016 was $68,993 as compared to $(753) for the three month period ended December 31, 2015. The fair value of derivative liabilities decreased by $78,302 in the three month period ended December 31, 2016 as compared to $nil for the three month period ended December 31, 2015.

Net loss for the three month period ended December 31, 2016 was $12,306, in comparison to a net loss of $3,107 for the three months ended December 31, 2015.

Net loss for the nine month period ended December 31, 2016 was $55,836 in comparison to a net loss of $135,499 for the nine months ended December 31, 2015.

Liquidity and Capital Resources

As at December 31, 2016, the Company’s current assets were $30,049 and at March 31, 2016 were $5,422. As at December 31, 2016, the Company had total liabilities of $566,682, consisting of $18,240 in accounts payable, $416,586 in Promissory Notes payable to third parties and a related party less debt discounts of $185,843, derivative liabilities of $267,122, $44,165 in loans payable, and $6,412 in interest payable.  As at December 31, 2016, the Company had a working capital deficit of $536,633.

As at December 31, 2015, the Company’s current assets were $41. As at December 31, 2015, the Company had total liabilities of $476,279, consisting of $1,730 in accounts payable, $100,000 in Promissory Notes payable, $29,175 in loans payable, $21,000 in interest payable, a $100,000 derivative liability and $224,374 in loans from a related party.  As at December 31, 2015, the Company had a working capital deficit of $476,238.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2016, the Company used $50,226 of cash for operating activities. For the nine month period ended December 31, 2015, the Company used $65,289 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2016, the Company received $74,853 of cash from financing activities. For the nine month period ended December 31, 2015 the Company received $165,130 of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: February 13, 2017	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 13, 2017	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

