Form 10-K
period 2017-03-31
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (X 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑    No ☐

As of August 17, 2018, the registrant had 74,509,883 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 17, 2018.

2 | Page

3 | Page

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of working capital to meet our requirements;
•	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;

•	Changes in our business strategy or development plans;
•	The availability of additional capital to support capital improvements and development;
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC; and
•	The availability of new business opportunities.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “ATAO,” “we,” “us” and “our” are references to Altair International Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

The Company is currently engaged in identifying and assessing new business opportunities.

On November 11, 2014, the Company entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Initially this alliance was comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada acquired at a cost of $200,000 while a joint venture agreement for the procurement of converting and packaging equipment specific for oral thin film products was proposed through a Letter of Intent. In addition, Altair and Cure agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. Altair advanced $360,000 to CURE in this regard.

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. The Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly has written off its $560,000 investment in the agreement in these financial statements for the year ended March 31, 2017.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Property Acquisitions

None

Intellectual Property

The Company does not own any intellectual property and has yet to incur any expenses for research and development other than as disclosed herein.

Employees

As of the date of this Report, the Company has no full-time nor part-time employees. Our sole officer and director does not have a current agreement with the Company to serve in these capacities. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

4 | Page

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

5 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Markets Pink Sheets under the symbol “ATAO” although there has been no active trading market in our shares since inception.  Trading in stocks quoted on the OTC Markets Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Markets Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Markets Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Markets Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of June 29, 2018, 74,509,883 issued and outstanding shares of common stock were held by 72 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional funds through, among other things, the sale of equity or debt securities although no assurance can be given as to the availability of funds or the terms thereof.

FISCAL YEAR ENDED MARCH 31, 2017 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2016

Our net loss for the fiscal year ended March 31, 2017 was $736,744 compared to a net loss of $153,827 for the fiscal year ended March 31, 2016 (restated). During fiscal years ended March 31, 2017 and March 31, 2016, the Company did not generate any revenue.

During the fiscal year ended March 31, 2017, we incurred general and administrative expenses of $80,253 compared to $43,099 in general and administrative expenses incurred during the fiscal year ended March 31, 2016 (restated).

Expenses incurred during fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 30,902,589 for the fiscal year ended March 31, 2017 and 29,796,760 for the fiscal year ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2017

As of March 31, 2017, our current assets were $7,523 and our total liabilities were $648,763. As of March 31, 2017, current assets were comprised of $7,523 in cash. As of March 31, 2017, total liabilities were comprised of $21,590 in accounts payable, loans payable to third parties of $14,165, interest payable of $12,575, promissory notes for $292,299, and a derivative liability of $308,134. As of March 31, 2017, our total assets were comprised of $7,523 in cash. Stockholders’ deficit was $641,240 as of March 31, 2017.

As of March 31, 2016, our current assets were $5,422 and our total liabilities were $519,988 (restated). As of March 31, 2016, current assets were comprised of $5,422 in cash. As of March 31, 2016, total liabilities were comprised of $14,089 (restated) in accounts payable, loans payable to third parties of $40,525, interest payable of $21,000, a promissory note for $100,000 due to a third party, a derivative liability of $100,000 and $244,374 in advances from a related party. As of March 31, 2016, our total assets were $565,422 comprised of $5,422 of cash, a sales and distribution license of $200,000 and advances to Cure Pharmaceuticals of $360,000. Stockholders’ equity was $45,434 as of March 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2017 net cash flows used in operating activities were $58,983 consisting of a net loss of $736,774, the write off of sales and distribution licenses in the amount of $560,000, increases of $21,270 in accounts payable, $12,674 in interest payable, and $125,364 in debt discount, and a decrease of $41,517 in the fair value of derivative liabilities.

We did not generate positive cash flows from operating activities in the year ended March 31, 2016. For the fiscal year ended March 31, 2016 (restated) net cash flows used in operating activities were $71,257 consisting of a net loss of $153,827, a decrease of $651 in accounts payable, and increases of $11,000 in interest payable, and $72,221 in debt discount.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity and debt instruments. For the year ended March 31, 2017 cash was provided from (used for) financing activities including net repayment of loans from third parties of $(12,510), proceeds of $43,594 from the issuance of promissory notes and proceeds from common stock subscriptions of $30,000.

For the year ended March 31, 2016 (restated) cash was provided from financing activities including loans from third parties of $40,525 and proceeds of $265,006 from the issuance of common stock. The Company repaid $109,052 in advances from a shareholder.

7 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, advances from shareholders and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business); (ii) acquisition of assets; and (iii) sales and marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

As of the date of this Annual Report, we do not anticipate the purchase of any significant equipment.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017 and March 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Altair International Corp. as of March 31, 2017 and 2016 (restated) and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016 (restated) and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

July 3, 2018

F- 1

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AUDITED

	March 31, 2017	March 31, 2016
		(Restated)
ASSETS
Current Assets
Cash	$7,523	$5,422
Total current assets	7,523	5,422

Other Assets
Advances and deposits	—	360,000
Sales and distribution licenses	—	200,000
Total assets	$7,523	$565,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,590	$14,089
Loans payable	14,165	40,525
Interest payable	12,575	21,000
Promissory notes due to third parties	241,217	100,000
Promissory note due to related party	51,082	—
Derivative liability	308,134	100,000
Loans from shareholder	—	244,374
Total current liabilities	648,763	519,988
Total Liabilities	648,763	519,988

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 31,957,000 shares issued and outstanding at March 31, 2017 (29,947,000 at March 31, 2016 - Restated)	31,957	29,947
Additional paid-in-capital	289,940	271,850
Common Stock subscribed	30,000	—
Accumulated deficit	(993,137)	(256,363)
Total stockholders' equity (deficit)	(641,240)	45,434
Total liabilities and stockholders's equity (deficit)	$7,523	$565,422

The accompanying notes are an integral part of these financial statements

F- 2

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended March 31, 2017	Year ended March 31, 2016
		(Restated)
Expenses
Total General and Administrative expenses	$80,253	$43,099
Write off of Sales and Distribution Licenses	560,000	—
Derivative expense	(41,517)	—
Interest expense	138,038	110,728

Loss before income taxes	(736,774)	(153,827)
Income taxes	—	—
Net loss	$(736,774)	$(153,827)

Loss per share - Basic and Diluted	$(0.024)	$(0.005)
Weighted Average Shares - Basic and Diluted	30,902,589	29,796,760

The accompanying notes are an integral part of these financial statements.

F- 3

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In-Capital	Common Stock Subscribed	Accumulated Deficit	Total

Balance at March 31, 2015	29,645,000	$29,645	$7,146	$—	$(102,536)	$(65,745)
Common shares issued for cash	302,000	302	264,704	—		265,006
Net loss for the period ended March 31, 2016 (Restated)					(153,827)	(153,827)
Balance at March 31, 2016 (Restated)	29,947,000	$29,947	$271,850	$—	$(256,363)	$45,434
Common shares issued on conversion of Promissory Notes	2,000,000	2,000	18,000			20,000
Common shares issued for debt	10,000	10	90			100
Common shares subscribed				30,000		30,000
Net loss for the year ended March 31, 2017					(736,774)	(736,774)
Balance at March 31, 2017	31,957,000	$31,957	$289,940	$30,000	$(993,137)	$(641,240)

The accompanying notes are an integral part of these financial statements.

F- 4

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	Year ended March 31, 2017	Year ended March 31, 2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(736,774)	$(153,827)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	21,270	(651)
Interest payable	12,674	11,000
Fair value of derivative liabilities	(41,517)	—
Debt discount	125,364	72,221
Write off of sales and distribution licenses	560,000	—
	(58,983)	(71,257)
CASH FLOWS FOR INVESTING ACTIVITIES
Advances and deposits	—	(120,000)
	—	(120,000)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	—	(109,052)
Proceeds from Promissory Note	43,594	—
Proceeds from Loans	(12,510)	40,525
Proceeds from common stock subscriptions	30,000	—
Proceeds from issuance of common stock	—	265,006
	61,084	196,479

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,101	5,222

CASH AND CASH EQUIVALENTS
Beginning of year	5,422	200
End of year	$7,523	$5,422

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

Non-Cash Financing and Investment Activities

Promissory Notes issued in settlement of loans	$436,586	$—
Debt discount on issuance of Promissory Notes	(249,651)	—
	$186,935	$—

Derivative Liability on Issuance of Promissory Notes	$349,651	$—

The accompanying notes are an integral part of these financial statements.

F- 5

ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017 and MARCH 31, 2016

AUDITED

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 18934 N 92nd Way, Scottsdale, AZ 85255. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

On November 11, 2014, the Company entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. Initially this alliance was comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil (commonly known as Viagra) Products throughout Asia, Brazil, the Middle East and Canada acquired at a cost of $200,000 while a joint venture agreement for the procurement of converting and packaging equipment specific for oral thin film products was proposed through a Letter of Intent. In addition, Altair and Cure agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products, and for license and distribution agreements for additional Cure products such as aspirin, sleep-aid, topical muscle and joint pain relief, and electrolytes delivered through OTF or other methods. Altair advanced $360,000 to CURE in this regard.

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly has written off its $560,000 investment in the agreement in these financial statements for the year ended March 31, 2017.

The Company is currently engaged in identifying and assessing new business opportunities.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Since inception (December 20, 2012) through March 31, 2017, the Company has not generated any revenue and has accumulated losses of $993,137.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $993,137 as of March 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

F- 6

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2017 and 2016.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2017 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended March 31, 2017.

F- 7

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the Asian markets and to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives, The Company became the exclusive worldwide distributor for these products. The fee for this new Exclusive License and Distribution Agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. This Agreement has a ten year term and requires minimum product orders of $1,500,000 in the first 24 months from the effective date of the Agreement and $1,500,000 for each year thereafter. As of June 29, 2018 the Company had been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly has written off its $560,00 investment in the agreement as at March 31, 2017 in these financial statements.

NOTE 5 – ADVANCES AND DEPOSITS

The Company and Cure agreed to enter into further joint ventures or other business relationships for the purpose of completing the development and marketing of additional products and for license and distribution agreements for additional Cure products. To September 23, 2016 the Company had advanced $360,000 to Cure for these purposes. As described in Note 4 above, these advances were applied to the $560,000 fee payable to CURE for the Exclusive License and Distribution Agreement for sports related nutraceutical products, leaving a balance of $nil at March 31, 2017 ($360,000 as at March 31, 2016).

NOTE 6 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note was due in ninety days, had a $10,000 one-time interest payment due at maturity and required the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term was convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and was to be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. On September 29, 2016, Williams Ten, LLC agreed to cancel this Promissory Note and accept a new Convertible Promissory Note in the amount of $121,000, which included all accrued interest and penalties. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of March 31, 2017, $111,000 remained outstanding; and the Company fair valued the derivative at $82,071.

On September 23, 2016, the Company issued two Convertible Promissory Notes in the principal amounts of $10,000 and $25,000 to Enpos Sports, LLC as consideration for $35,000 in cash advances to the Company. These convertible Promissory Notes bear interest at the rate of 6.00% per annum and have a one-year term. The Holder is entitled to convert any or all of the principal amount of these Notes and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Notes plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability on both notes. The Company recorded the derivative liability at its fair value of $27,673 based on the Black Scholes Merton pricing model and a corresponding debt discount of $27,673 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2017, the Company fair valued the derivative at $25,720. In addition, $14,329 of the debt discount has been amortized to interest expense.

F- 8

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,850 to Strips Nutrition, Inc. as consideration for $13,850 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,960 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,960 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2017, the Company fair valued the derivative at $10,240. In addition, $5,495 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2017, the Company fair valued the derivative at $10,190. In addition, $5,463 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $160,000 to Mr. Brent McMahon as consideration for $160,000 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $126,612 based on the Black Scholes Merton pricing model and a corresponding debt discount of $126,612 to be amortized utilizing the interest method of accretion over the term of the note. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of March 31, 2017, the Company fair valued the derivative at $111,006. In addition, $63,479 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation, a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $66,766 based on the Black Scholes Merton pricing model and a corresponding debt discount of $66,766 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2017, the Company fair valued the derivative at $62,440. In addition, $33,475 of the debt discount has been amortized to interest expense.

On October 14, 2016, the Company issued a Convertible Promissory Note in the principal amount of $8,594.48 to Enpos Sports, LLC as consideration for $8,594.48 in cash advances to the Company. The convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Note plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,744 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,744 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2017, the Company fair valued the derivative at $6,468. In addition, $3,123 of the debt discount has been amortized to interest expense.

F- 9

A summary of outstanding convertible notes as of March 31, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 3/31/2017
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	$35,000
Williams Ten, LLC	9/29/2016	9/29/2017	6%	111,000
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	13,850
Mr. Fred Lee	9/29/2016	9/29/2017	6%	13,769
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	150,000
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	84,373
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	8,594
Total				416,586
Less debt discount				(124,287)
Total				$292,299

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(41,517)
Balance at March 31, 2017	$308,134

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended March 31, 2017 is as follows:

Inputs	March 31, 2017	Initial Valuation
Stock price	$.01	$.01
Conversion price	$.01	$.01
Volatility (annual)	312% - 316%	248.1% - 248.6%
Risk-free rate	.91%	.59% - .60%
Years to maturity	.48 - .54	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 – LOANS PAYABLE

On July 22, 2015, the Company obtained a loan from a third party in the amount of $25,000. This loan was non-interest bearing, was unsecured and had no fixed terms of repayment. The loan was repaid in its entirety on September 29, 2016.

During the fiscal year ended March 31, 2016, the Company obtained a loan from a third party in the amount of $4,175. A further $9,990 was loaned to the Company in the 2017 fiscal year. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

In the three month period ended March 31, 2016, the Company obtained loans from a third party in the total amount of $11,350. In the three month period ended June 30, 2016, the Company received a further $2,500 in loans from this same third party. These loans totaling $13,850 were non-interest bearing, unsecured and had no fixed terms of repayment. On September 29, 2016 these loans were settled through the issuance of a Convertible Promissory Note as described in item 6 above.

NOTE 8 – SHARE SUBSCRIPTIONS

On December 30, 2016, the Company received $30,000 from a third party as a subscription for 3,000,000 common shares at $0.01 per share. These shares were issued to the subscribers on April 19, 2018.

F- 10

NOTE 9 – COMMON STOCK

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

During the twelve month period ended March 31, 2017 the Company issued 2,000,000 common shares on the conversion of $20,000 of the convertible Promissory Notes described in item 6. In addition, the Company issued 10,000 common shares as required under the terms of the original Promissory Note with Williams Ten LLC as described in item 6.

The Company had 31,957,000 common shares issued and outstanding at March 31, 2017.

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, a Director loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note as described item 6 above.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of March 31, 2017, $26,585 had been paid and $20,915 was payable pursuant to this contract. In addition, if financing of greater than $200,000 had been obtained during the term of this contract, the consultant had agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

NOTE 11 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the March 31, 2016 financial statements are being restated to account for travel expenses incurred by a consultant to the Company in the 2016 fiscal year but not claimed until the 2017 fiscal year. Accordingly, these expenses were not claimed in the correct accounting period.

The following table summarizes changes made to the March 31, 2016 balance sheet.

	March 31, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Cash	$5,422	$—	$5,422
Advances and deposits	360,000	—	360,000
Sales and distribution licenses	200,000	—	200,000
Total assets	$565,422	—	$565,422

Accounts payable	$320	$13,769	$14,089
Interest payable	21,000	—	21,000
Loans payable	40,525	—	40,525
Promissory note	100,000	—	100,000
Derivative liability	100,000	—	100,000
Loans from shareholder	244,374	—	244,374
Total liabilities	506,219	13,769	519,988

Common stock	29,947	—	29,947
Additional paid-in capital	271,850	—	271,850
Accumulated deficit	(242,594)	(13,769)	(256,363)
Total Stockholders’ Equity	59,203	(13,769)	45,434
Total liabilities and stockholders’ equity	$565,422	$—	$565,422

The following table summarizes changes made to the year ended March 31, 2016 Statement of Operations.

	For the year ended March 31, 2016
	As Reported	Adjustment	As Restated
Operating expenses	$(29,330)	$(13,769)	$(43,099)
Interest expense	(110,728)	—	(110,728)
Net Loss	(140,058)	(13,769)	(153,827)

NOTE 12 – SUBSEQUENT EVENTS

On December 30, 2016, the Company received $30,000 from third parties as subscriptions for 3,000,000 common shares at $0.01 per share. These shares were issued to the subscribers on April 19, 2018.

During the three month period ended September 30, 2017, the Company received promissory note conversion notices for the issuance of 39,552,883 common shares. 15,790,245 of these shares were issued on October 9, 2017. The balance of 23,762,638 shares were issued to the subscribers on April 19, 2018.

On April 10, 2018, the Company entered into a Memorandum of Understanding with a Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of July 3, 2018, Dr. Pham had advanced $75,770 to the Company pursuant to this Memorandum of Understanding

In accordance with ASC 855-10, the Company has analyzed its operations from April 1, 2017 to July 3, 2018 and has determined that it has no other material subsequent events to disclose in these financial statements.

END OF NOTES TO FINANCIAL STATEMENTS

F- 11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Alan M. Smith 6501 E. Greenway Pkwy #103-412 Scottsdale, AZ 85254	67	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. As of March 31, 2017, Mr. Smith owned 65.71% of the outstanding shares of our common stock (70.12% as at March 31, 2016).

During the past five years, Alan Smith, as President and CEO of Evolution Equities Corporation, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. From March 2014, Mr. Smith has acted as an officer and director of Mountain High Acquisitions Corp. (MYHI), a publicly held Colorado corporation. Additionally, Mr. Smith has been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Accountant and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other	Total
Principal		($)	($)	Awards	Awards	Plan	Compensation	($)
Position				($)	($)	Compensation	($)
						($)
Homero Giovanni Penaherrera Zavala,	2012
President, Secretary and Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014

Alan Smith,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	$26,585	$26,585

There are no current employment or consulting agreements between the company and its officer.

As of March 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 95254	25,443,565 shares of common stock (direct)	34.14%
All officers and directors (1 person)		25,443,565 shares of common stock	34.14%

The percent of class is based on 74,509,883 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years except as noted below.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation (“Evolution”), a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company in the period from October 14, 2014 to September 28, 2016. This Convertible Promissory Note had an interest rate of 6.00% per annum and a one-year term. The Holder was entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On September 29, 2017, Evolution converted $39,373 of principal and $5,062 accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note has a term of eighteen months.

On September 29, 2016, the Company entered into a consulting agreement with Alan Smith, the Company’s sole officer and director, for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of March 31, 2017, $26,585 had been paid and $20,915 was payable pursuant to this contract. In addition, if financing of greater than $200,000 had been obtained during the term of this contract, the consultant had agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

Alan Smith, the Company’s sole director, is not independent under the rules of the NASDAQ stock market or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2017, we incurred approximately $13,960 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

19 | Page

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibits:

Number	Description
3.01	Articles of Incorporation - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
4.01	Convertible Promissory Note – Williams Ten, LLC
4.02	Convertible Promissory Note – Enpos Sports, LLC $10,000
4.03	Convertible Promissory Note – Enpos Sports, LLC $25,000
4.04	Convertible Promissory Note – Strips Nutrition, LLC
4.05	Convertible Promissory Note – Fred Lee
4.06	Convertible Promissory Note – Brent McMahon
4.07	Convertible Promissory Note – Evolution Equities Corporation
4.08	Convertible Promissory Note – Enpos Sports, LLC $8,594
10.01	CURE Exclusive License and Distribution Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.
Dated: August 17, 2018	By: /s/ Alan M. Smith Alan M. Smith, CEO, CFO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.
Dated: August 17, 2018	By: /s/ Alan M. Smith Alan M. Smith, Director, Chief Executive Officer and Chief Financial Officer

20 | Page