Form 10-Q
period 2017-06-30
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐

As of August 17, 2018, there were 74,509,883 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2017

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F1 – F10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF JUNE 30, 2017 AND MARCH 31, 2017

	June 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$508	$7,523
Total current assets	508	7,523

Total assets	$508	$7,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$14,890	$21,590
Loans payable	14,165	14,165
Interest payable	18,806	12,575
Promissory notes due to third parties	286,812	241,217
Promissory note due to related party	67,728	51,082
Derivative liability	118,656	308,134
Total current liabilities	521,057	648,763
Total Liabilities	521,057	648,763

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 31,957,000 shares issued and outstanding at June 30, 2017 and March 31, 2017	31,957	31,957
Additional paid-in-capital	289,940	289,940
Common Stock subscribed	30,000	30,000
Accumulated deficit	(872,446)	(993,137)
Total stockholders' equity (deficit)	(520,549)	(641,240)
Total liabilities and stockholders's equity (deficit)	$508	$7,523

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016
	(Unaudited)	(Unaudited)
		(Restated)
Expenses
Total General and Administrative expenses	$315	$8,019
Derivative expense	(189,479)	—
Interest expense	68,473	—

Loss (earnings) before income taxes	(120,691)	8,019
Income taxes	—	—
Net loss (earnings)	$(120,691)	$8,019

Loss (earnings) per share - Basic and Diluted	$(0.004)	$(0.000)
Weighted Average Shares - Basic and Diluted	31,957,000	29,947,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$120,691	$(8,019)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(6,700)	370
Interest payable	6,231	—
Fair value of derivative liabilities	(189,478)	—
Debt discount	62,241	—
	(7,015)	(7,649)

CASH FLOWS FOR INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from Loans	—	2,500
	—	2,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,015)	(5,149)

CASH AND CASH EQUIVALENTS
Beginning of period	7,523	5,422
End of period	$508	$273

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

The results for the three months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2017, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for the related periods presented have been made.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is18934 N 92nd Way, Scottsdale, AZ 85255. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE entered into an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Since inception (December 20, 2012) through June 30, 2017, the Company has not generated any revenue and has accumulated losses of $872,446.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $872,446 as of June 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2017 and 2016 and year ending March 31, 2017.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2017 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period ended June 30, 2017.

NOTE 4 – SALES AND DISTRIBUTION LICENSE

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company had been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in its financial statements for the year ended March 31, 2017.

NOTE 5 – PROMISSORY NOTES

On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC. The note was due in ninety days, had a $10,000 one-time interest payment due at maturity and required the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term was convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and was to be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. On September 29, 2016, Williams Ten, LLC agreed to cancel this Promissory Note and accept a new Convertible Promissory Note in the amount of $121,000, which included all accrued interest and penalties. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of June 30, 2017, $111,000 remains outstanding; and the Company fair valued the derivative at $31,719.

On September 23, 2016, the Company issued two Convertible Promissory Notes in the principal amounts of $10,000 and $25,000 to Enpos Sports, LLC as consideration for $35,000 in cash advances to the Company. These convertible Promissory Notes bear interest at the rate of 6.00% per annum and have a one-year term. The Holder is entitled to convert any or all of the principal amount of these Notes and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Notes plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion, (ii) $0.10 per share or (iii) $0.01 per share if the stock had not traded in the ten most recent trading days. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability on both notes. The Company recorded the derivative liability at its fair value of $27,673 based on the Black Scholes Merton pricing model and a corresponding debt discount of $27,673 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2017, the Company fair valued the derivative at $9,963. In addition, $21,228 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,850 to Strips Nutrition, Inc. as consideration for $13,850 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,960 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,960 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2017, the Company fair valued the derivative at $3,943. In addition, $8,227 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2017, the Company fair valued the derivative at $3,925. In addition, $8,180 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $160,000 to Mr. Brent McMahon as consideration for $160,000 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $126,612 based on the Black Scholes Merton pricing model and a corresponding debt discount of $126,612 to be amortized utilizing the interest method of accretion over the term of the note. On October 3, 2016, the Company converted $10,000 of the principal balance into 1,000,000 shares of common stock. As of June 30, 2017, the Company fair valued the derivative at $42,755. In addition, $95,045 of the debt discount has been amortized to interest expense.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation, a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $66,766 based on the Black Scholes Merton pricing model and a corresponding debt discount of $66,766 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2017, the Company fair valued the derivative at $23,752. In addition, $50,121 of the debt discount has been amortized to interest expense.

On October 14, 2016, the Company issued a Convertible Promissory Note in the principal amount of $8,594.48 to Enpos Sports, LLC as consideration for $8,594.48 in cash advances to the Company. The convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Note plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion, (ii) $0.10 per share or (iii) $0.01 per share if the stock had not traded in the ten most recent trading days. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,744 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,744 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2017, the Company fair valued the derivative at $2,600. In addition, $4,804 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of June 30, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 6/30/2017
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	$35,000
Williams Ten, LLC	9/29/2016	9/29/2017	6%	111,000
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	13,850
Mr. Fred Lee	9/29/2016	9/29/2017	6%	13,769
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	150,000
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	84,373
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	8,594
Total				416,586
Less debt discount				(62,046)
Total				$354,540

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(41,517)
Balance at March 31, 2017	308,134
Derivative (gain) due to mark to market adjustment	(189,478)
Balance at June 30, 2017	$118,656

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2017 is as follows:

Inputs	June 30, 2017	Initial Valuation
Stock price	$.01	$.01
Conversion price	$.01	$.01
Volatility (annual)	145.4% - 151.1%	248.1% - 248.6%
Risk-free rate	.91%	.59% - .60%
Years to maturity	.48 - .54	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 6 – LOANS PAYABLE

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

In the three month period ended March 31, 2016, the Company obtained loans from a third party in the total amount of $11,350. In the three month period ended June 30, 2016, the Company received a further $2,500 in loans from this same third party. These loans totaling $13,850 were non-interest bearing, unsecured and had no fixed terms of repayment. On September 29, 2016 these loans were settled through the issuance of a Convertible Promissory Note as described in item 5(2) above.

NOTE 7 – SHARE SUBSCRIPTIONS

On December 30, 2016, the Company received $30,000 from a third party as a subscription for 3,000,000 common shares at $0.01 per share. These shares were issued to the subscribers on April 19, 2018.

NOTE 8 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

The Company had 29,947,000 common shares issued and outstanding at March 31, 2016.

During the twelve month period ended March 31, 2017, the Company issued 2,000,000 common shares on the conversion of $20,000 of the convertible Promissory Notes described in item 5. In addition, the Company issued 10,000 common shares as required under the terms of the original Promissory Note with Williams Ten LLC as described in item 5.

The Company had 31,957,000 common shares issued and outstanding at June 30, 2017 and March 31, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, the Directors loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note as described item 5 above.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of June 30, 2017, $33,350.00 had been paid and $14,150.00 was payable pursuant to this contract. In addition, if financing of greater than $200,000 had been obtained during the term of this contract, the consultant had agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

NOTE 10 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the June 30, 2016 financial statements are being restated to account for travel expenses incurred by a consultant to the Company in the 2016 fiscal year but not claimed until the 2017 fiscal year. Accordingly, these expenses were not claimed in the correct accounting period.

The following table summarizes changes made to the Statement of Operations for the three months ended June 30, 2016.

	For the three months ended June 30, 2016
	As Reported	Adjustment	As Restated
Operating expenses	$(21,788)	$13,769	$(8,109)
Net Loss	(21,788)	13,769	(8,109)

NOTE 11 – SUBSEQUENT EVENTS

On December 30, 2016, the Company received $30,000 from a third party as a subscription for 3,000,000 common shares at $0.01 per share. These shares were issued to the subscribers on April 19, 2018.

During the three month period ended September 30, 2017, the Company received promissory note conversion notices for the issuance of 39,552,783 common shares. 15,790,245 of these shares were issued on October 9, 2017. The balance of 23,762,638 shares were issued to the subscribers on April 19, 2018.

On April 10, 2018, the Company entered into a Memorandum of Understanding with a Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of July 4, 2018, Dr. Pham had advanced $75,770 to the Company pursuant to this Memorandum of Understanding

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2017 to July 4, 2018 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE entered into an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018 the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly has written off its $560,000 investment in the agreement in these financial statements for the year ended March 31, 2017.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional funds through, among other things, the sale of equity or debt securities although no assurance can be given that such funds will be available.

Working Capital

	As of June 30, 2017	As of March 31, 2017
Total Current Assets	$508	7,523
Total Current Liabilities	521,057	648,763
Working Capital (Deficit)	$(520,549)	(641,240)

Cash Flows

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Cash Flows from (used in) Operating Activities	$(7,015)	(7,649)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	2,500
Net Increase (decrease) in Cash during period	$(7,015)	(5,149)

Operating Revenues

During the three month period ending June 30, 2017, the Company did not record any revenues. During fiscal year ended March 31, 2017, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2017 were $315 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $8,019 for the three month period ended June 30, 2016.

Interest expense (recovery) for the three month period ended June 30, 2017 was $68,473 as compared to $nil for the three month period ended June 30, 2016. The fair value of derivative liabilities decreased by $189,479 in the three month period ended June 30, 2017 as compared to $nil for the three month period ended June 30, 2016.

Net earnings for the three month period ended June 30, 2017 was $120,691, in comparison to a net loss of $8,019 for the three months ended June 30, 2016.

Liquidity and Capital Resources

As at June 30, 2017, the Company’s current assets were $508 and at March 31, 2017 were $7,523. As at June 30, 2017, the Company had total liabilities of $521,057, consisting of $14,890 in accounts payable, $14,165 in loans payable, $18,806 in interest payable, $416,586 in Promissory Notes payable to third parties and a related party less debt discounts of $62,046, and derivative liabilities of $118,656.  As at June 30, 2017, the Company had a working capital deficit of $520,549.

As at June 30, 2016 the Company’s current assets were $273. As at June 30, 2016, the Company had total liabilities of $522,858, consisting of $14,459 in accounts payable, a $100,000 in Promissory Note payable, $43,025 in loans payable, $21,000 in interest payable, a $100,000 derivative liability and $244,374 in loans from a related party.  As at June 30, 2016, the Company had a working capital deficit of $522,585.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2017, the Company used $7,015 of cash for operating activities. For the three month period ended June 30, 2016 the Company used $7,649 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2017, the Company received $nil of cash from financing activities. For the three month period ended June 30, 2016 the Company received $2,500 of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2017, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.

Dated: August 17, 2018	/s/ Alan M. Smith By: Alan M. Smith Its: President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: August 17, 2018	/s/ Alan M. Smith By: Alan M. Smith Its: President, CEO and CFO

