Form 10-Q
period 2017-09-30
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

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

PERIOD ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND MARCH 31, 2017

	September 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$150	$7,523
Total current assets	150	7,523

Total assets	$150	$7,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$15,915	$21,590
Loans payable to third parties	14,165	14,165
Promissory notes	—	241,217
Promissory note due to related party	45,000	51,082
Interest payable	—	12,575
Derivative liability	—	308,134
Total current liabilities	75,080	648,763
Total Liabilities	75,080	648,763

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 31,957,000 shares issued and outstanding at September 30, 2017 and March 31, 2017	31,957	31,957
Additional paid-in-capital	289,940	289,940
Common stock subscribed	425,529	30,000
Accumulated deficit	(822,356)	(993,137)
Total stockholders' equity (deficit)	(74,930)	(641,240)
Total liabilities and stockholders's equity (deficit)	$150	$7,523

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Six Month Period Ended September 30, 2017	Six Month Period Ended September 30, 2016
				(Restated)
Expenses
Total General and Administrative expenses	$1,383	$24,743	$1,698	$32,762
Gain on conversion of debt	(63,417)	—	(63,417)	—
Change in the fair value of derivative liabilities	(55,238)	(4,227)	(244,717)	(4,227)
Interest expense	67,182	1,226	135,655	1,226

Gain (loss) before income taxes	50,090	(21,742)	170,781	(29,761)
Income taxes	—	—	—	—
Net gain (loss)	$50,090	$(21,742)	$170,781	$(29,761)

Gain (Loss) per share - Basic	$0.002	$(0.001)	$0.005	$(0.001)
Weighted Average Shares - Basic	31,957,000	29,947,000	31,957,000	29,947,000

Gain (Loss) per share - Diluted	0.002	(0.001)	0.005
Weighted Average Shares - Diluted	32,882,115	29,736,848	32,422,085	29,947,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended September 30, 2017	Six Month Period Ended September 30, 2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$170,781	$(29,761)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(5,675)	(8,689)
Interest payable	11,368	105
Fair value of derivative liabilities	(244,717)	(4,227)
Gain on conversion of debt	(63,417)	—
Debt discount	124,287	1,121
	(7,373)	(41,451)

CASH FLOWS FOR INVESTING ACTIVITIES
Acquisition of distribution and sales license	—	360,000
Advances and deposits	—	(360,000)
	—	—

CASH FLOW FROM FINANCING ACTIVITIES

Net Proceeds from loans payable		1,258
Proceeds from Promissory Notes issued		35,000
	—	36,258

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,373)	(5,193)

CASH AND CASH EQUIVALENTS
Beginning of period	7,523	5,422
End of period	$150	$229

Supplemental disclosures of cash flow information

Taxes paid	$—	$—
Interest paid	$—	$—

Non-Cash Financing and Investing Activities

Capital Stock subscribed for
Conversion of Promissory Notes to third parties	332,213	—
Conversion of Promissory Note to related party	39,373	—
Accrued Interest on Promissory Notes	23,943	—
	395,529	—

Promissory Notes issued in settlement of loans	$—	$427,992
Debt discount on issuance of Promissory Notes	—	(242,907)
	$—	$185,085

Interest expense - debt discount in period	$124,287	$—

Derivative Liability on issuance of Promissory Notes	$—	$342,907

Reduction of derivative liability in period	$252,896	$4,227
Reduction of derivative liability - mark to market on conversion of Promissory Notes	55,239	—
	$308,135	$4,227

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

The results for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2017, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for the related periods presented have been made.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 6501 E Greenway Pkwy #103-412, Scottsdale, AZ 85254. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Since inception (December 20, 2012) through September 30, 2017, the Company has not generated any revenue and has accumulated losses of $822,356.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $822,356 as of September 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month periods ending September 30, 2017 and 2016 and year ending March 31, 2017.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period ended September 30, 2017.

NOTE 4 – SALES AND DISTRIBUTION LICENSE

On November 26, 2014, the Company entered into a license and distribution agreement with Cure Pharmaceutical Corporation (“Cure”) for the exclusive rights to distribute and sell in certain defined territories any product produced and supplied by Cure that contains Sildenafil delivered through an oral thin film. The defined territories included Asia, Brazil, the Middle East and Canada. For the sake of clarity, Asia was further defined as India, China, Malaysia, Indonesia, Taiwan, Japan, Philippines, and those other countries dependent on China’s SDA certification for their approval protocol of the Products. There was no expiry date to this agreement. The agreement required that the Company pay to Cure a fee in the aggregate amount of $200,000, payable in two equal $100,000 installments. The Company completed the purchase of the license in the 2015 fiscal year.

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the Asian markets and to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives, The Company became the exclusive worldwide distributor for these products. The fee for this new Exclusive License and Distribution Agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. This Agreement had a ten year term and required minimum product orders of $1,500,000 in the first 24 month from the effective date of the Agreement and $1,500,000 for each year thereafter. As of June 29, 2018 the Company had been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly has written off its $560,000 investment in the agreement in its financial statements for the year ended March 31, 2017.

NOTE 5 – PROMISSORY NOTES

(1) On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC (“Williams”). The note was due in ninety days, had a $10,000 one-time interest payment due at maturity and required the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term was convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and was to be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. On September 29, 2016, Williams agreed to cancel this Promissory Note and accept a new Convertible Promissory Note in the amount of $121,000, which included all accrued interest and penalties. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On October 3, 2016, Williams converted $10,000 of the principal balance into 1,000,000 shares of common stock. On September 29, 2017, Williams converted the remaining principal of $111,000 plus $6,691 of accrued interest into 11,769,123 shares of common stock. The Company recognized a gain of $15,215 on conversion of the note and a gain on the fair value of the derivative of $16,504. As of September 30, 2017, this note has a $0 balance.

(2) On September 23, 2016, the Company issued two Convertible Promissory Notes in the principal amounts of $10,000 and $25,000 to Enpos Sports, LLC (“Enpos”) as consideration for $35,000 in cash advances to the Company. These convertible Promissory Notes bear interest at the rate of 6.00% per annum and have a one-year term. The Holder is entitled to convert any or all of the principal amount of these Notes and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of the Notes plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability on both notes. The Company recorded the derivative liability at its fair value of $27,673 based on the Black Scholes Merton pricing model and a corresponding debt discount of $27,673 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Enpos converted the principal of $35,000 plus $2,135 of accrued interest into 3,713,452 shares of common stock. The Company recognized a gain of $4,766 on conversion of the note, a gain of $5,197 on the fair value of the derivative and amortized the remaining debt discount of $6,445 to interest expense. As of September 30, 2017, this note has a $0 balance.

(3) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,850 to Strips Nutrition, Inc. (“Strips”) as consideration for $13,850 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,960 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,960 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Strips converted the principal of $13,850 plus $831 of accrued interest into 1,468,100 shares of common stock. The Company recognized a gain of $1,886 on conversion of the note, a gain of $2,056 on the fair value of the derivative and amortized the remaining debt discount of $2,733 to interest expense. As of September 30, 2017, this note has a $0 balance.

(4) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Mr. Lee converted the principal of $13,768.89 plus $826 of accrued interest into 1,459,502 shares of common stock. The Company recognized a gain of $1,877 on conversion of the note a gain on the fair value of the derivative of $2,047 and amortized the remaining debt discount of $2,716 to interest expense. As of September 30, 2017, this note has a $0 balance.

(5) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $160,000 to Mr. Brent McMahon as consideration for $160,000 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $126,612 based on the Black Scholes Merton pricing model and a corresponding debt discount of $126,612 to be amortized utilizing the interest method of accretion over the term of the note. On October 3, 2016, Mr. McMahon converted $10,000 of the principal balance into 1,000,000 shares of common stock. On September 29, 2017, Mr. McMahon converted the remaining principal of $150,000 plus $7,902 of accrued interest into 15,790,245 shares of common stock. The Company recognized a gain of $20,453 on conversion of the note, a gain on the fair value of the derivative of $22,303 and amortized the remaining debt discount of $31,567 to interest expense. As of September 30, 2017, this note has a $0 balance.

(6) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation (“Evolution”), a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $66,766 based on the Black Scholes Merton pricing model and a corresponding debt discount of $66,766 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Evolution converted $39,373 of principal and $5,062 accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note matures in eighteen months. The Company recognized a gain of $17,898 on conversion of the note, a gain on the fair value of the derivative of $5,854 and amortized the remaining debt discount of $16,645 to interest expense. As of September 30, 2017, this note has a $0 balance.

(7) On October 14, 2016, the Company issued a Convertible Promissory Note in the principal amount of $8,594.48 to Enpos Sports, LLC (“Enpos”) as consideration for $8,594.48 in cash advances to the Company. The convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Note plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,744 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,744 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Enpos converted the principal of $8,594.48 plus $494 of accrued interest into 908,896 shares of common stock. The Company recognized a gain of $1,322 on conversion of the note, a gain on the fair value of the derivative of $1,278 and amortized the remaining debt discount of $1,940 to interest expense. As of September 30, 2017, this note has a $0 balance.

A summary of outstanding convertible notes as of September 30, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 9/30/2017
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	$—
Williams Ten, LLC	9/29/2016	9/29/2017	6%	—
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	—
Mr. Fred Lee	9/29/2016	9/29/2017	6%	—
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	—
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	—
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	—
Total				—
Less debt discount				—
Total				$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(41,517)
Balance at March 31, 2017	308,134
Derivative (gain) due to conversion	(63,417)
Derivative (gain) due to mark to market adjustment	(244,717)
Balance at September 30, 2017	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as follows:

Inputs	September 30, 2017	Initial Valuation
Stock price	$.01	$.01
Conversion price	$.01	$.01
Volatility (annual)	74.2%	248.1% - 248.6%
Risk-free rate	1.06%	.59% - .60%
Years to maturity	.25	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

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

In the three month period ended March 31, 2016, the Company obtained loans from a third party in the total amount of $11,350. In the three month period ended June 30, 2016, the Company received a further $2,500 in loans from this same third party. These loans totaling $13,850 were non-interest bearing, unsecured and had no fixed terms of repayment. On September 29, 2016 these loans were settled through the issuance of a Convertible Promissory Note as described in item 5 above.

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

During the six month period ended September 30, 2017, the Company received notices for the issuance of 39,552,883 common shares on the conversion of $395,529 of the convertible Promissory Notes described in item 5.

The Company had 31,957,000 common shares issued and outstanding at September 30th and March 31, 2017 and 42,552,883 common shares subscribed for at September 30th, 2017 (nil at March 31, 2017).

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, the Directors loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note as described item 5(6) above.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of September 30, 2017, $33,350 had been paid and $14,150 was payable pursuant to this contract. In addition, if financing of greater than $200,000 was obtained during the term of this contract, the consultant had agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

NOTE 10 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the September 30, 2016 financial statements are being restated to account for travel expenses incurred by a consultant to the Company in the 2016 fiscal year but not claimed until the 2017 fiscal year. Accordingly, these expenses were not claimed in the correct accounting period.

The following table summarizes changes made to the Statement of Operations for the six months ended September 30, 2016.

	For the six months ended September 30, 2016
	As Reported	Adjustment	As Restated
Operating expenses	$(46,531)	$13,769	$(32,762)
Net Loss	(43,530)	13,769	(29,761)

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

On April 10, 2018, the Company entered into a Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of July 5, 2018, Dr. Pham had advanced $75,770 to the Company pursuant to this Memorandum of Understanding

In accordance with ASC 855-10, the Company has analyzed its operations from October 1, 2017 to July 5, 2018 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Working Capital

	As of September 30, 2017	As of March 31, 2017
Total Current Assets	$150	$7,523
Total Current Liabilities	75,080	648,763
Working Capital (Deficit)	$(74,930)	$(641,240)

Cash Flows

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Cash Flows from (used in) Operating Activities	$(7,373)	$(41,451)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	36,258
Net Increase (decrease) in Cash during period	$(7,373)	$(5,193)

Operating Revenues

During the six month period ending September 30, 2017, the Company did not record any revenues. During fiscal year ended March 31, 2017, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended September 30, 2017 were $1,383 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $24,743 for the three month period ended September 30, 2016.

Interest expense (recovery) for the three month period ended September 30, 2017 was $67,182 as compared to $1,226 for the three month period ended September 30, 2016. The fair value of derivative liabilities increased by $55,238 in the three month period ended September 30, 2017 as compared to $4,227 for the three month period ended September 30, 2016. A $63,417 gain on conversion of debt was recorded in the three month period ended September 30, 2017 as compared to $nil in the three month period ended September 30, 2016.

Net gain for the three month period ended September 30, 2017 was $50,090, in comparison to a net loss of $21,742 for the three months ended September 30, 2016.

Net gain for the six month period ended September 30, 2017 was $170,781 in comparison to a net loss of $29,761 (restated) for the six months ended September 30, 2016.

Liquidity and Capital Resources

As at September 30, 2017, the Company’s current assets were $150 and at March 31, 2017 were $7,523. As at September 30, 2017, the Company had total liabilities of $75,080, consisting of $15,915 in accounts payable, $14,165 in loans payable to third parties, and a $45,000 Promissory Note due to a related party.  As at September 30, 2017, the Company had a working capital deficit of $74,930.

As at September 30, 2016, the Company’s current assets were $229. As at September 30, 2016, the Company had total liabilities of $544,556, consisting of $5,400 in accounts payable, $168,416 in Promissory Notes payable to third parties, $14,165 in loans payable, $105 in interest payable, a $338,680 derivative liability and a $17,790 Promissory Note due to a related party.  As at September 30, 2016, the Company had a working capital deficit of $544,327.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the six month period ended September 30, 2017, the Company used $7,373 of cash for operating activities. For the six month period ended September 30, 2016, the Company used $41,451 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six month period ended September 30, 2017, the Company received $nil of cash from financing activities. For the six month period ended September 30, 2016 the Company received $36,528 of cash from financing activities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Our management has concluded that, as of September 30, 2017, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2017, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.

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

