Form 10-Q
period 2017-12-31
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2017

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

As of August 17, 2018 there were 74,509,883 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND MARCH 31, 2017

	December 31, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$120	$7,523
Total current assets	120	7,523

Total assets	$120	$7,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$17,648	$21,590
Loans payable to third parties	14,165	14,165
Promissory notes	—	241,217
Promissory note due to related party	45,000	51,082
Interest payable	688	12,575
Derivative liability	—	308,134
Total current liabilities	77,501	648,763
Total Liabilities	77,501	648,763

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 47,747,245 shares issued and outstanding at December 31, 2017 (31,957,000 at March 31, 2017)	47,747	31,957
Additional paid-in-capital	432,052	289,940
Common Stock subscribed	267,627	30,000
Accumulated deficit	(824,807)	(993,137)
Total stockholders' equity (deficit)	(77,381)	(641,240)
Total liabilities and stockholders's equity (deficit)	$120	$7,523

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended December 31, 2017	Three Month Period Ended December 31, 2016	Nine Month Period Ended December 31, 2017	Nine Month Period Ended December 31, 2016 (Restated)
Expenses
Total General and Administrative expenses	$1,763	$21,615	$3,462	$54,377
Change in the fair value of derivative liabilities	—	(78,302)	(244,717)	(82,529)
Gain on conversion of debt	—	—	(63,417)	—
Interest expense	688	68,993	136,342	70,219

Gain (loss) before income taxes	(2,451)	(12,306)	168,330	(42,067)
Income taxes	—	—	—	—
Net gain (loss)	$(2,451)	$(12,306)	$168,330	$(42,067)

Gain (Loss) per share - Basic	$(0.000)	$(0.000)	$0.005	$(0.001)
Weighted Average Shares - Basic	46,202,547	31,771,891	36,722,783	30,557,509

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended December 31, 2017	Nine Month Period Ended December 31, 2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$168,330	$(42,067)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(3,942)	4,151
Interest payable	12,056	6,412
Fair value of derivative liabilities	(244,717)	(82,529)
Gain on conversion of debt	(63,417)	—
Debt discount	124,287	63,807
	(7,403)	(50,226)

CASH FLOWS FOR INVESTING ACTIVITIES
Advances and deposits	—	—
	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Net Proceeds from loans payable	—	31,259
Proceeds from Promissory Notes issued		43,594
	—	74,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,403)	24,627

CASH AND CASH EQUIVALENTS
Beginning of period	7,523	5,422
End of period	$120	$30,049

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

Non-Cash Financing and Investing Activities
Capital Stock subscribed for
Conversion of loans from third parties	$30,000	$—
Conversion of Promissory Notes to third parties	332,213	—
Conversion of Promissory Note to related party	39,373	—
Accrued Interest on Promissory Notes	23,943	—
	425,529	—

Promissory Notes issued in settlement of loans	$—	$427,992
Debt discount on issuance of Promissory Notes	—	(242,907)
	$—	$185,085

Interest expense - debt discount in period	$124,287	$—

Derivative Liability on issuance of Promissory Notes	$—	$342,907

Reduction of derivative liability in period	$252,896	$4,227
Reduction of derivative liability - mark to market on conversion of Promissory Notes	55,238	—
	$308,134	$4,227

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2017

(Unaudited)

The results for the three months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2017, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017 and for the related periods presented have been made.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 24, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Since inception (December 20, 2012) through December 31, 2017, the Company has not generated any revenue and has accumulated losses of $824,807.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $824,807 as of December 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month periods ending December 31, 2017 and 2016 and year ending March 31, 2017.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period ended December 31, 2017.

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

NOTE 5 – PROMISSORY NOTES

1) On March 6, 2015, the Company executed a convertible promissory note for $100,000 with Williams Ten, LLC (“Williams”). The note was due in ninety days, had a $10,000 one-time interest payment due at maturity and required the issuance of 10,000 shares of common stock. Any unpaid principal and interest at the end of the term was convertible into shares of common stock at 50% of the average closing price for the ten days prior to the end of the term of the note. The fair value of the common stock issued was determined to be $9,091 based on its fair value relative to the fair value of the debt issued. This amount was recorded as a debt discount and was to be amortized utilizing the interest method of accretion over the term of the note. In addition, due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $100,004 based on the Black Scholes Merton pricing model and a corresponding debt discount of $90,909 and derivative expense charge of $9,095. On September 29, 2016, Williams agreed to cancel this Promissory Note and accept a new Convertible Promissory Note in the amount of $121,000, which included all accrued interest and penalties. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On October 3, 2016, Williams converted $10,000 of the principal balance into 1,000,000 shares of common stock. On September 29, 2017, Williams converted the remaining principal of $111,000 plus $6,691 of accrued interest into 11,769,123 shares of common stock. The Company recognized a gain of $15,215 on conversion of the note and a gain on the fair value of the derivative of $16,504. As of September 30, 2017, this note had a $0 balance.

2) On September 23, 2016, the Company issued two Convertible Promissory Notes in the principal amounts of $10,000 and $25,000 to Enpos Sports, LLC (“Enpos”) as consideration for $35,000 in cash advances to the Company. These convertible Promissory Notes bear interest at the rate of 6.00% per annum and have a one-year term. The Holder is entitled to convert any or all of the principal amount of these Notes and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of the Notes plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability on both notes. The Company recorded the derivative liability at its fair value of $27,673 based on the Black Scholes Merton pricing model and a corresponding debt discount of $27,673 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Enpos converted the principal of $35,000 plus $2,135 of accrued interest into 3,713,452 shares of common stock. The Company recognized a gain of $4,766 on conversion of the note, a gain on the fair value of the derivative of $5,197 and amortized the remaining debt discount of $6,445 to interest expense. As of September 30, 2017, this note had a $0 balance.

3) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,850 to Strips Nutrition, Inc. (“Strips”) as consideration for $13,850 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,960 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,960 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Strips converted the principal of $13,850 plus $831 of accrued interest into 1,468,100 shares of common stock. The Company recognized a gain of $1,886 on conversion of the note, a gain on the fair value of the derivative of $2,056 and amortized the remaining debt discount of $2,733 to interest expense. As of September 30, 2017, this note had a $0 balance.

4) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Mr. Lee converted the principal of $13,768.89 plus $826 of accrued interest into 1,459,502 shares of common stock. The Company recognized a gain of $1,877 on conversion of the note, a gain on the fair value of the derivative of $2,047 and amortized the remaining debt discount of $2,716 to interest expense. As of September 30, 2017, this note had a $0 balance.

5) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $160,000 to Mr. Brent McMahon as consideration for $160,000 in cash advances to the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $126,612 based on the Black Scholes Merton pricing model and a corresponding debt discount of $126,612 to be amortized utilizing the interest method of accretion over the term of the note. On October 3, 2016, Mr. McMahon converted $10,000 of the principal balance into 1,000,000 shares of common stock. On September 29, 2017, Mr. McMahon converted the remaining principal of $150,000 plus $7,902 of accrued interest into 15,790,245 shares of common stock. The Company recognized a gain of $20,453 on conversion of the note, a gain on the fair value of the derivative of $22,303 and amortized the remaining debt discount of $31,567 to interest expense. As of September 30, 2017, this note had a $0 balance.

6) On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation (“Evolution”), a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $66,766 based on the Black Scholes Merton pricing model and a corresponding debt discount of $66,766 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Evolution converted $39,373 of principal and $5,062 accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note matures in eighteen months. The Company recognized a gain of $17,898 on conversion of the note, a gain on the fair value of the derivative of $5,854 and amortized the remaining debt discount of $16,645 to interest expense. As of September 30, 2017, this note had a $0 balance.

7) On October 14, 2016, the Company issued a Convertible Promissory Note in the principal amount of $8,594.48 to Enpos Sports, LLC (“Enpos”) as consideration for $8,594.48 in cash advances to the Company. The convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fees, and extension fees, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of the Note plus any accrued interest at the lesser of (i) 70% of the lowest closing bid price over the 5 trading days prior to conversion or (ii) $0.10 per share. Due to the variable nature of the conversion feature which has no explicit limit on the number of shares that could be required to be issued, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,744 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,744 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Enpos converted the principal of $8,594.48 plus $494 of accrued interest into 908,896 shares of common stock. The Company recognized a gain of $1,322 on conversion of the note, a gain on the fair value of the derivative of $1,278 and amortized the remaining debt discount of $1,940 to interest expense. As of September 30, 2017, this note had a $0 balance.

A summary of outstanding convertible notes as of December 31, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 12/31/2017
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	$—
Williams Ten, LLC	9/29/2016	9/29/2017	6%	—
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	—
Mr. Fred Lee	9/29/2016	9/29/2017	6%	—
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	—
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	—
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	—
Total				—
Less debt discount				—
Total				$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(41,517)
Balance at March 31, 2017	308,134
Derivative (gain) due to conversion	(63,417)
Derivative (gain) due to mark to market adjustment	(244,717)
Balance at December 31, 2017	$—

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

During the year ended March 31, 2017 the Company issued 2,000,000 common shares on the conversion of $20,000 of the convertible Promissory Notes described in item 5. In addition, the Company issued 10,000 common shares to as required under the terms of the original Promissory Note with Williams Ten LLC as described in item 5. The Company had 31,957,000 common shares issued and outstanding at March 31, 2017.

During the nine month period ended December 31, 2017, the Company received a notice for the conversion of $157,902 of a convertible note described in item 5 and issued 15,790,245 common shares to the note holder. The Company received further notices for the conversion of $237,625 of the convertible Promissory Notes described in item 5 into 23,762,538 common shares. These shares were not issued from Treasury until April 19, 2018. The Company had 47,747,245 common shares issued and outstanding at December 31, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, the Directors loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees, the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note as described item 5 above. On September 29, 2017, the Director converted $39,373 of principal and $5,062 accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note matures in eighteen months.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of December 31, 2017, $33,350 had been paid and $14,150 was payable pursuant to this contract. In addition, if financing of greater than $200,000 had been obtained during the term of this contract, the consultant had agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

NOTE 10 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the December 31, 2016 financial statements are being restated to account for travel expenses incurred by a consultant to the Company in the 2016 fiscal year but not claimed until the 2017 fiscal year. Accordingly, these expenses were not claimed in the correct accounting period.

The following table summarizes changes made to the Statement of Operations for the nine months ended December 31, 2016.

	For the nine months ended December 31, 2016
	As Reported	Adjustment	As Restated
Operating expenses	$(68,146)	$13,769	$(54,377)
Net Loss	(55,836)	13,769	(42,067)

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

On April 10, 2018, the Company entered into a Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of July 5, 2018, Dr. Pham had advanced $75,770 to the Company pursuant to this Memorandum of Understanding.

In accordance with ASC 855-10, the Company has analyzed its operations from December 31, 2017 to July 5, 2018 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Working Capital

	As of December 31, 2017	As of March 31, 2017
Total Current Assets	$120	$7,523
Total Current Liabilities	77,501	648,763
Working Capital (Deficit)	$(77,381)	$(641,240)

Cash Flows

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Cash Flows from (used in) Operating Activities	$(7,403)	$(50,226)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	74,853
Net Increase (decrease) in Cash during period	$(7,403)	$24,627

Operating Revenues

During the nine month period ending December 31, 2017, the Company did not record any revenues. During fiscal year ended March 31, 2017, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2017 were $1,763 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $21,615 for the three month period ended December 31, 2016.

Interest expense (recovery) for the three month period ended December 31, 2017 was $688 as compared to $68,993 for the three month period ended December 31, 2016. The fair value of derivative liabilities decreased by $nil in the three month period ended December 31, 2017 as compared to $78,302 for the three month period ended December 31, 2016.

Net loss for the three month period ended December 31, 2017 was $2,451, in comparison to a net loss of $12,306 for the three months ended December 31, 2016.

Net gain for the nine month period ended December 31, 2017 was $168,330 in comparison to a net loss of $42,067 (restated) for the nine months ended December 31, 2016.

Liquidity and Capital Resources

As at December 31, 2017, the Company’s current assets were $120 and at March 31, 2017 were $7,523. As at December 31, 2017, the Company had total liabilities of $77,501, consisting of $17,648 in accounts payable, interest payable of $688, $14,165 in loans payable to a third parties and a $45,000 Promissory Note payable to a related party.  As at December 31, 2017, the Company had a working capital deficit of $77,381.

As at December 31, 2016, the Company’s current assets were $30,049. As at December 31, 2016, the Company had total liabilities of $566,682, consisting of $18,240 in accounts payable, $416,586 in Promissory Notes payable to third parties and a related party less debt discounts of $185,843, derivative liabilities of $267,122, $44,165 in loans payable and $6,412 in interest payable.  As at December 31, 2016, the Company had a working capital deficit of $536,633.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2017, the Company used $7,403 of cash for operating activities. For the nine month period ended December 31, 2016, the Company used $50,226 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2017, the Company received $nil of cash from financing activities. For the nine month period ended December 31, 2016 the Company received $74,853 of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: August 17, 2018	/s/ Alan M. Smith By: Alan M. Smith Its: President, CEO and CFO

