Form 10-K
period 2018-03-31
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑No ☐

As of August 13, 2018, the registrant had 74,509,883 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 17, 2018.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. The Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in these financial statements for the year ended March 31, 2017.

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

None.

5 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Market under the symbol “ATAO” although there has been no active trading market in our shares since inception.  Trading in stocks quoted on the OTC Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Market securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of August 13, 2018, 74,509,883 issued and outstanding shares of common stock were held by 72 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional funds through, among other things, the sale of equity or debt securities although no assurance can be given as to availability of funds or the terms thereof.

FISCAL YEAR ENDED MARCH 31, 2018 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2017

Our net gain for the fiscal year ended March 31, 2018 was $167,319 compared to a net loss of $736,774 for the fiscal year ended March 31, 2017. During fiscal years ended March 31, 2018 and March 31, 2017, the Company did not generate any revenue.

During the fiscal year ended March 31, 2018, we incurred general and administrative expenses of $3,807 compared to $80,253 in general and administrative expenses incurred during the fiscal year ended March 31, 2017.

Expenses incurred during fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017 decreased primarily due to the decreased scale and scope of business operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 39,441,144 for the fiscal year ended March 31, 2018 and 30,902,589 for the fiscal year ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2018

As of March 31, 2018, our current assets were $75 and our total liabilities were $78,467. As of March 31, 2018, current assets were comprised of $75 in cash. As of March 31, 2018, total liabilities were comprised of accounts payable of $17,948, interest payable of $1,354, loans payable to third parties of $14,165 and a promissory note due to a related party in the amount of $45,000. As of March 31, 2018, our total assets were comprised of $75 in cash. Stockholders’ deficit was $78,392 as of March 31, 2018.

As of March 31, 2017, our current assets were $7,523 and our total liabilities were $648,763. As of March 31, 2017, current assets were comprised of $7,523 in cash. As of March 31, 2017, total liabilities were comprised of interest payable of $12,575, promissory notes for $292,299, a derivative liability of $308,134, loans payable to third parties of $14,165 and $21,590 in accounts payable. As of March 31, 2017, our total assets were comprised of $7,523 in cash. Stockholders’ deficit was $641,240 as of March 31, 2017.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities in the year ended March 31, 2018. For the fiscal year ended March 31, 2018 net cash flows used in operating activities were $7,448 consisting of a net gain of $167,319, decreases of $3,642 in accounts payable and $244,717 in the fair value of derivative liabilities, increases of $12,722 in interest payable and $124,287 in debt discount and a $63,417 gain on conversion of debt.

For the fiscal year ended March 31, 2017 net cash flows used in operating activities were $58,983 consisting of a net loss of $736,774, the write off of sales and distribution licenses in the amount of $560,000, increases of $21,270 in accounts payable, $12,674 in interest payable and $125,364 in debt discount, and decreases of $41,517 in the fair value of derivative liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity and debt instruments. For the year ended March 31, 2018 no cash was provided from financing activities.

For the year ended March 31, 2017 cash was provided from financing activities including net repayments of loans from third parties of $12,510, proceeds of $43,594 from the issuance of promissory notes and proceeds of common stock issuances of $30,000.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018 and March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Altair International Corp. as of March 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

August 6, 2018

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AUDITED

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash	$75	$7,523
Total current assets	75	7,523

Total assets	$75	$7,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$17,948	$21,590
Loans payable	14,165	14,165
Interest payable	1,354	12,575
Promissory notes due to third parties	—	241,217
Promissory note due to related party	45,000	51,082
Derivative liability	—	308,134
Total current liabilities	78,467	648,763
Total Liabilities	78,467	648,763

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 47,747,245 shares issued and outstanding at March 31, 2018 (31,957,000 at March 31, 2017)	47,747	31,957
Additional paid-in-capital	432,052	289,940
Common Stock subscribed	267,627	30,000
Accumulated deficit	(825,818)	(993,137)
Total stockholders' equity (deficit)	(78,392)	(641,240)
Total liabilities and stockholders's equity (deficit)	$75	$7,523

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended March 31, 2018	Year ended March 31, 2017
Expenses
Total General and Administrative expenses	$3,807	$80,253
Write off of Sales and Distribution Licenses	—	560,000
Gain on conversion of debt	(63,417)	—
Derivative expense	(244,717)	(41,517)
Interest expense	137,008	138,038

Loss (gain) before income taxes	(167,319)	736,774
Income taxes	—	—
Net loss (gain)	$(167,319)	$736,774

Loss (gain) per share - Basic	$0.004	$(0.024)
Weighted Average Shares - Basic	39,441,144	30,902,589

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2015	29,645,000	$29,645	$7,146	—	$(102,536)	(65,745)
Common shares issued for cash	302,000	302	264,704	—	—	265,006
Net loss for the period ended March 31, 2016 (Restated)	—	—	—	—	(153,827)	(153,827)
Balance at March 31, 2016 (Restated)	29,947,000	$29,947	$271,850	—	$(256,363)	45,434
Common shares issued on conversion of Promissory Notes	2,000,000	2,000	18,000	—	—	20,000
Common shares issued for debt	10,000	10	90	—	—	100
Common stock subscribed	—	—	—	30,000	—	30,000
Net loss for the year ended March 31, 2017	—	—	—	—	(736,774)	(736,774)
Balance at March 31, 2017	31,957,000	$31,957	$289,940	30,000	$(993,137)	(641,240)
Common shares issued on conversion of Promissory Notes	15,790,245	15,790	142,112			157,902
Common Stock subscribed	—	—	—	237,627		237,627
Net income for the year ended March 31, 2018	—	—	—	—	167,319	167,319
Balance at March 31, 2018	47,747,245	$47,747	$432,052	$267,627	$(825,818)	(78,392)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	Year ended March 31, 2018	Year ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$167,319	$(736,774)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts payable	(3,642)	21,270
Interest payable	12,722	12,674
Fair value of derivative liabilities	(244,717)	(41,517)
Gain on conversion of debt	(63,417)
Debt discount	124,287	125,364
Write off of sales and distribution licenses		560,000
	(7,448)	(58,983)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Promissory Note		43,594
Proceeds from Loans		(12,510)
Proceeds from common stock subscriptions		30,000
	—	61,084

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,448)	2,101

CASH AND CASH EQUIVALENTS
Beginning of year	7,523	5,422
End of year	$75	7,523

Supplemental disclosures of cash flow information
Taxes paid	$—	—
Interest paid	$—	—

Non-Cash Financing and Investing Activities
Capital Stock subscribed for
Conversion of loans from third parties	$30,000	$—
Conversion of Promissory Notes to third parties	332,213	—
Conversion of Promissory Note to related party	39,373	—
Accrued Interest on Promissory Notes	23,943	—
	425,529	—

Promissory Notes issued in settlement of loans	$—	$436,586
Debt discount on issuance of Promissory Notes		(249,651)
	$—	$186,935

Interest expense - debt discount in period	$124,287	$—

Derivative Liability on issuance of Promissory Notes	$—	$349,651

Reduction of derivative liability in period	$252,896	$4,227
Reduction of derivative liability - mark to market on
conversion of Promissory Notes	55,239	—
	$308,135	$4,227

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018 and MARCH 31, 2017

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the licensed markets. In its place, the Company and CURE agreed to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives. The Company was to become the exclusive worldwide distributor for these products. The fee for this new sport products agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. The agreement called for minimum orders of the products by Altair of $1,500,000 in the twenty-four months from the date of signing. As of June 29, 2018, the Company has been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement in these financial statements for the year ended March 31, 2017.

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

Since inception (December 20, 2012) through March 31, 2018, the Company has not generated any revenue and has accumulated losses of $825,818.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $825,818 as of March 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2018 and 2017.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended March 31, 2018.

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

On September 23, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products due to unanticipated costs of obtaining regulatory approvals for the introduction of these pharmaceutical products into the Asian markets and to replace it with an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products including a topical active for joint and muscle pain and OTF products for delivery of electrolyte, energy, sleep and recovery actives, The Company became the exclusive worldwide distributor for these products. The fee for this new Exclusive License and Distribution Agreement was $560,000, comprised of the $200,000 fee paid for the Sildenafil agreement and the $360,000 advanced as a deposit for future license and distribution agreements. This Agreement has a ten year term and requires minimum product orders of $1,500,000 in the first 24 months from the effective date of the Agreement and $1,500,000 for each year thereafter. As of June 29, 2018, the Company had been unable to generate any sales of the products due to a lack of working capital and the human resources required to introduce the products to market. The Company anticipates that it will not meet the minimum order requirements for the initial 24 month period and accordingly wrote off its $560,000 investment in the agreement as at March 31, 2017 in these financial statements.

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

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $13,768.89 to Mr. Fred Lee as consideration for $13,768.89 in travel expenses incurred in assessing distribution opportunities in Asia for the Company. This Convertible Promissory Note bears interest at the rate of 6.00% per annum and has a one-year term. The Holder is entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as is obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $10,896 based on the Black Scholes Merton pricing model and a corresponding debt discount of $10,896 to be amortized utilizing the interest method of accretion over the term of the note. On September 29, 2017, Mr. Lee converted the principal of $13,768.89 plus $826 of accrued interest into 1,459,502 shares of common stock. The Company recognized a gain of $1,887 on conversion of the note, a gain on the fair value of the derivative of $2,047 and amortized the remaining debt discount of $2,716 to interest expense. As of September 30, 2017, this note had a $0 balance.

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

A summary of outstanding convertible notes as of March 31, 2018, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 03/31/2018
Enpos Sports, LLC	9/23/2016	9/23/2017	6%	$—
Williams Ten, LLC	9/29/2016	9/29/2017	6%	—
Strips Nutrition, Inc.	9/29/2016	9/29/2017	6%	—
Mr. Fred Lee	9/29/2016	9/29/2017	6%	—
Mr. Brent McMahon	9/29/2016	9/29/2017	6%	—
Evolution Equities Corporation	9/29/2016	9/29/2017	6%	—
Enpos Sports, LLC	10/14/2016	10/14/2017	6%	—
Total				—
Less debt discount				—
Total				$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2016	$100,000
Increase to derivative due to new issuances	249,651
Derivative (gain) due to mark to market adjustment	(41,517)
Balance at March 31, 2017	308,134
Derivative (gain) due to conversion	(63,417)
Derivative (gain) due to mark to market adjustment	(244,717)
Balance at March 31, 2018	$—

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

During the twelve month period ended March 31, 2018, the Company received a notice for the conversion of $157,902 of a convertible note described in item 5 and issued 15,790,245 common shares to the note holder. The Company received further notices for the conversion of $237,625 of the convertible Promissory Notes described in item 5 into 23,762,538 common shares. These shares were not issued from Treasury until April 19, 2018. The Company had 47,747,245 common shares issued and outstanding at March 31, 2018.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of March 31, 2018, $33,350 had been paid and $14,150 was payable pursuant to this contract. In addition, if financing of greater than $200,000 is obtained during the term of this contract, the consultant agreed to exchange 21,000,000 shares registered in his name for 6,000,000 newly issued restricted shares. The threshold of $200,000 in financing during the term of the agreement was not met and therefore the share exchange did not take place.

NOTE 10 – SUBSEQUENT EVENTS

On December 30, 2016, the Company received $30,000 from a third party as a subscription for 3,000,000 common shares at $0.01 per share. These shares were issued to the subscribers on April 19, 2018.

During the three month period ended September 30, 2017, the Company received promissory note conversion notices for the issuance of 39,552,783 common shares. 15,790,245 of these shares were issued on October 9, 2017. The balance of 23,762,528 shares were issued to the subscribers on April 19, 2018.

On April 10, 2018, the Company entered into a Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of July 5, 2018, Dr. Pham had advanced $75,770 to the Company pursuant to this Memorandum of Understanding

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2018 to August 6, 2018 and has determined that it has no other material subsequent events to disclose in these financial statements.

END OF NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2018, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. As of March 31, 2018, Mr. Smith owned 43.98% of the outstanding shares of our common stock (65.71% as at March 31, 2017).

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 20, 2012   to March 31, 2018.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other	Total
Principal		($)	($)	Awards	Awards	Plan	Compensation	($)
Position				($)	($)	Compensation	($)
						($)
Homero Giovanni Penaherrera Zavala,	2012
President, Secretary	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2014

Alan Smith,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President Secretary	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	$26,585	$26,585
	2018	-0-	-0-	-0-	-0-	-0-	$6,765	$6,765

There are no current employment or consulting agreements between the company and its officer.

As of March 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years except as noted below.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation (“Evolution”), a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company in the period from October 14, 2014 to September 28, 2016. This Convertible Promissory Note had an interest rate of 6.00% per annum and a one-year term. The Holder was entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.0001 (the “Common Stock”) as obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On September 29, 2017, Evolution converted $39,373 of principal and $5,062 of accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note has a term of eighteen months.

Alan Smith, the Company’s sole director, is not independent under the rules of the NASDAQ stock market or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2018, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: August 17, 2018	By: /s/ Alan M. Smith Alan M. Smith, President, Secretary and Treasurer

20 | Page