Form 10-Q
period 2018-06-30
ALTAIR INTERNATIONAL CORP.
filed 2018-08-17
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2018

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

PERIOD ENDED JUNE 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF JUNE 30, 2018 AND MARCH 31, 2018

	June 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$18,080	$75
Advances and deposits	10,000	—
Total current assets	28,080	75

Total assets	$28,080	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,849	$17,948
Loans payable	14,165	14,165
Loan advances	75,770	—
Interest payable	—	1,354
Promissory note due to related party	30,000	45,000
Total current liabilities	130,784	78,467
Total Liabilities	130,784	78,467

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 74,509,883 shares issued and outstanding at June 30,2018 and 47,747,245 as at March 31, 2018	74,510	47,747
Additional paid-in-capital	672,916	432,052
Common Stock subscribed	—	267,627
Accumulated deficit	(850,130)	(825,818)
Total stockholders' equity (deficit)	(102,704)	(78,392)
Total liabilities and stockholders's equity (deficit)	$28,080	$75

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended June 30, 2018	Three Month Period Ended June 30, 2017
	(Unaudited)	(Unaudited)
Expenses
Total General and Administrative expenses	$23,639	$315
Derivative expense	—	(189,479)
Interest expense	673	68,473

Loss (earnings) before income taxes	24,312	(120,691)
Income taxes	—	—
Net loss (earnings)	$24,312	$(120,691)

Loss (earnings) per share - Basic and Diluted	$0.000	$(0.004)
Weighted Average Shares - Basic and Diluted	69,216,086	31,957,000

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Three Month Period Ended June 30, 2018	Three Month Period Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,312)	$120,691
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	(10,000)	—
Accounts payable	(7,099)	(6,700)
Interest payable	(1,354)	6,231
Fair value of derivative liabilities	—	(189,478)
Debt discount	—	62,241
	(42,765)	(7,015)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from Loans	75,770	—
Payments on Promissory Note due to related party	(15,000)	—
	60,770	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,005	(7,015)

CASH AND CASH EQUIVALENTS
Beginning of period	75	7,523
End of period	$18,080	$508

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

The results for the three months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for the related periods presented have been made.

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

On November 11, 2014, the Company entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. This alliance was initially comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil Products in defined territories, a joint venture agreement for the procurement of equipment specific for oral thin film products and further joint ventures and other business relationships for the purpose of completing the development and marketing of additional products. Altair advanced $560,000 to CURE in this regard.

In September, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products. In its place, the Company and CURE entered into an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products. The Company has been unable to generate any sales of these products due to a lack of working capital and the human resources required to introduce the products to market, and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

Since inception (December 20, 2012) through June 30, 2018, the Company has not generated any revenue and has accumulated losses of $850,130.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $850,130 as of June 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2018 and 2017 and year ending March 31, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period June 30, 2018.

NOTE 4 – LOANS PAYABLE

During the fiscal year ended March 31, 2016, the Company obtained a loan from a third party in the amount of $4,175. A further $9,990 was loaned to the Company in the six months ended September 30, 2016. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

NOTE 5 – LOANS ADVANCES

On April 10, 2018, the Company entered into a non-binding Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham will be the owner of 85% of the issued and outstanding common shares of the Company. As of August 16, 2018, Dr. Pham had advanced $75,770 to the Company.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

The Company had 47,747,245 common shares issued and outstanding at March 31, 2018.

In addition, the Company had received share subscriptions and Promissory Note conversion notices for the issuance of an additional 26,762,638 common shares. These shares were issued to the subscribers on April 19, 2018. The Company had 74,509,883 issued and outstanding at June 30, 2018.

NOTE 7 – RELATED PARTY TRANSACTIONS

From inception through September 29, 2016, the Directors loaned the Company $84,374 net of repayments to pay for incorporation costs, general and administrative expenses and professional fees and the acquisition of sales and distribution licenses and advances to Cure Pharmaceutical.  On September 29, 2016, this amount was settled through the issuance of a convertible promissory note. On September 29, 2017, the Director converted $39,373 of principal and $5,062 accrued interest on the promissory note into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note matures in eighteen months. On June 29, 2018, the Company made a partial repayment of $15,000 on this note.

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. As of June 30, 2018, all amounts due to the consultant including $2,500 in late payment fees pursuant to this contract ($47,500) had been paid.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for a period of 4 months for the provision of management and financial services. $5,000 has been paid to June 30, 2018 pursuant to this agreement.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2018 to August 17, 2018 and has determined that it has no material subsequent events to disclose in these financial statements.

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

On November 11, 2014, the Company entered into a strategic alliance with Cure Pharmaceutical Corporation (“CURE”), a California company engaged in the development of oral thin film (“OTF”) for the delivery of nutraceutical, over-the-counter and prescription products. This alliance was initially comprised of an Exclusive License and Distribution Agreement for CURE’s Sildenafil Products in defined territories, a joint venture agreement for the procurement of equipment specific for oral thin film products and further joint ventures and other business relationships for the purpose of completing the development and marketing of additional products. Altair advanced $560,000 to CURE in this regard.

In September, 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products. In its place, the Company and CURE entered into an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products. The Company has been unable to generate any sales of these products due to a lack of working capital and the human resources required to introduce the products to market, and accordingly wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional funds through, among other things, the sale of equity or debt securities, although no assurance can be given that such funds will be available.

Working Capital

	As of June 30, 2018	As of March 31, 2018
Total Current Assets	$28,080	75
Total Current Liabilities	130,784	78,467
Working Capital (Deficit)	$(102,704)	(78,392)

Cash Flows

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Cash Flows from (used in) Operating Activities	$(42,765)	(7,015)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	60,770	—
Net Increase (decrease) in Cash during period	$18,005	(7,015)

Operating Revenues

During the three month period ending June 30, 2018, the Company did not record any revenues. During fiscal year ended March 31, 2017, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2018 were $23,639 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $315 for the three month period ended June 30, 2018.

Interest expense (recovery) for the three month period ended June 30, 2018 was $673 as compared to $68,473 for the three month period ended June 30, 2017. The fair value of derivative liabilities decreased by $Nil in the three month period ended June 30, 2018 as compared to $189,479 for the three month period ended June 30, 2017.

Net loss for the three month period ended June 30, 2018 was $24,312, in comparison to net earnings of $120,691 for the three months ended June 30, 2017.

Liquidity and Capital Resources

As at June 30, 2018, the Company’s current assets were $28,080 and at March 31, 2018 were $75. As at June 30, 2018, the Company had total liabilities of $130,784, consisting of $10,849 in accounts payable, $30,000 in Promissory Notes payable a related party, and $14,165 in loans payable and 75,770 in loan advances.  As at June 30, 2018, the Company had a working capital deficit of $102,704.

As at June 30, 2017, the Company’s current assets were $508 and at March 31, 2017 were $7,523. As at June 30, 2017, the Company had total liabilities of $521,057, consisting of $14,890 in accounts payable, $416,586 in Promissory Notes payable to third parties and a related party less debt discounts of $62,046, derivative liabilities of $118,656, $14,165 in loans payable, and $18,806 in interest payable.  As at June 30, 2017, the Company had a working capital deficit of $520,549.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2018, the Company used $42,765 of cash for operating activities. For the three month period ended June 30, 2017 the Company used $7,015 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2018, the Company received $60,771 of cash net of loan repayments from financing activities. For the three month period ended June 30, 2017 the Company received $Nil of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management has concluded that, as of June 30, 2018, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

