Form 10-Q
period 2018-12-31
ALTAIR INTERNATIONAL CORP.
filed 2019-01-23
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2018

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

As of January 23, 2018, there were 496,732,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND MARCH 31, 2018

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,116	$75
Advances and deposits	3,567	—
Total current assets	8,683	75

Total assets	$8,683	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$—	$17,948
Loans payable	14,165	14,165
Interest payable	927	1,354
Promissory note due to related party	30,000	45,000
Total current liabilities	45,092	78,467
Total Liabilities	45,092	78,467

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 496,732,553 shares issued and outstanding at December 31, 2018 and 47,747,245 as at March 31, 2018	496,733	47,747
Additional paid-in-capital	350,693	432,052
Common Stock subscribed	—	267,627
Accumulated deficit	(883,835)	(825,818)
Total stockholders' equity (deficit)	(36,409)	(78,392)
Total liabilities and stockholders's equity (deficit)	$8,683	$75

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended December 31, 2018	Three Month Period Ended December 31, 2017	Nine Month Period Ended December 31, 2018	Nine Month Period Ended December 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Total General and Administrative expenses	$12,169	$1,763	$56,417	$3,462
Gain on conversion of debt	—	—	—	(63,417)
Change in the fair value of derivative liabilities	—	—	—	(244,717)
Interest expense	454	688	1,600	136,342

Loss (earnings) before income taxes	12,623	2,451	58,017	(168,330)
Income taxes	—	—	—	—
Net loss (earnings)	$12,623	$2,451	$58,017	$(168,330)

Loss (earnings) per share - Basic and diluted	$0.000	$0.000	$0.000	$(0.005)
Weighted Average Shares - Basic and diluted	496,732,553	46,202,547	166,179,618	36,722,783

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Nine Month Period Ended December 31, 2018	Nine Month Period Ended December 31, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,017)	$168,330
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	(3,567)
Accounts payable	(17,948)	(3,942)
Interest payable	(427)	12,056
Fair value of derivative liabilities	—	(244,717)
Gain on conversion of debt	—	(63,417)
Debt discount	—	124,287
	(79,959)	(7,403)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	100,000	—
Payments on Promissory Note due to related party	(15,000)	—
	85,000	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,041	(7,403)

CASH AND CASH EQUIVALENTS
Beginning of period	75	7,523
End of period	$5,116	$120

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

Non-cash Financing and Investing Activities
Conversion of loans from third parties		30,000
Conversion of Promissory Notes to Third Parties	$—	332,213
Conversion of Promissory Notes to Related Party	—	39,373
Accrued Interest on Promissory Notes	—	23,943
	$—	425,529

Interest expense - debt discount in period	$—	$124,287

Reduction of derivative liability in period	$—	$252,896
Reduction of derivative liability - mark to market on conversion of Promissory Notes	—	55,238
	$—	$308,134

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2018

(Unaudited)

The results for the nine months ended December 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018 and for the related periods presented have been made.

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

In September 2016, the Company and CURE agreed to terminate the Exclusive License and Distribution Agreement for CURE’s Sildenafil Products. In its place, the Company and CURE entered into an Exclusive License and Distribution Agreement for a family of sports related nutraceutical products. The Company has been unable to generate any sales of these products due to a lack of working capital and the human resources required to introduce the products to market. The Company wrote off its $560,000 investment in the agreement in the financial statements for the year ended March 31, 2017.

The Company had previously planned to commence operations in the architectural field and to be responsible for the concept architectural vision of future private and public buildings as well as municipal organized public areas. This plan was abandoned in the 2015 fiscal year in favor of the business operations described above.

Since inception (December 20, 2012) through December 31, 2018, the Company has not generated any revenue and has accumulated losses of $883,835.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $883,835 as of December 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month periods ending December 31, 2018 and 2017 and year ending March 31, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine month period December 31, 2018.

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

NOTE 6 – COMMON STOCK

On August 24, 2018, the Company increased its authorized share capital from 75,000,000 common shares to 2,000,000,000 common shares with a par value of $0.001.

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

The Company had 496,732,553 common shares issued and outstanding at December 31, 2018.

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

On September 29, 2016, the Company entered into a consulting agreement with the Company’s sole officer and director for the provision of management and financial services. This agreement called for a one time payment of $10,000 on signing of the agreement, and payments of $5,000 per month for six months, terminating on March 30, 2017. In addition, an amount of $5,000 for services provided in September, 2016 was payable on either the termination of the contract or completion of a minimum $500,000 financing. All amounts due to the consultant pursuant to this contract ($47,500) had been paid by December 31, 2018.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for a period of 4 months for the provision of management and financial services. On September 1, 2018, the Company agreed to extend this contract on a month-to-month basis at the existing rate of $2,500 per month. $20,000 has been paid to December 31, 2018 pursuant to this agreement.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from December 31, 2018 to January 22, 2019 and has determined that it has no material subsequent events to disclose in these financial statements.

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

Working Capital

	As of December 31, 2018	As of March 31, 2018
Total Current Assets	$8,683	75
Total Current Liabilities	45,092	78,467
Working Capital (Deficit)	$(36,409)	(78,392)

Cash Flows

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Cash Flows from (used in) Operating Activities	$(79,959)	(7,403)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	85,000	—
Net Increase (decrease) in Cash during period	$5,041	(7,403)

Operating Revenues

During the nine month period ending December 31, 2018, the Company did not record any revenues. During fiscal year ended March 31, 2018, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2018 were $12,169 consisting of travel and general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $1,763 for the three month period ended December 31, 2017.

Interest expense (recovery) for the three month period ended December 31, 2018 was $454 as compared to $688 for the three month period ended December 31, 2017.

Net loss for the three month period ended December 31, 2018 was $12,623, in comparison to net loss of $2,451 for the three months ended December 31, 2017.

Liquidity and Capital Resources

As at December 31, 2018, the Company’s current assets were $8,683 and at March 31, 2018 were $75. As at December 31, 2018, the Company had total liabilities of $45,092, consisting of a $30,000 Promissory Note payable to a related party, $14,165 in loans payable to a third party and $927 in interest payable.  As at December 31, 2018, the Company had a working capital deficit of $36,409.

As at December 31, 2017, the Company’s current assets were $120 and at March 31, 2017 were $7,523. As at December 31, 2017, the Company had total liabilities of $77,501, consisting of $17,468 in accounts payable, interest payable of $688, a $45,000 Promissory Note payable to a related party and $14,165 in loans payable to a third party.  As at December 31, 2017, the Company had a working capital deficit of $77,381.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2018, the Company used $79,959 of cash for operating activities. For the nine month period ended December 31, 2017 the Company used $7,403 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2018, the Company received $85,000 of cash net of loan repayments from financing activities. For the nine month period ended December 31, 2017 the Company received $Nil of cash from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: January 23, 2019	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 23, 2019	/s/ Alan M. Smith
By: Alan M. Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

