Form 10-K
period 2019-03-31
ALTAIR INTERNATIONAL CORP.
filed 2020-05-22
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

As of May 15, 2020, the registrant had 496,732,553 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 20, 2020.

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

The Company had previously planned to enter into license and distribution agreements for oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year as the Company was unable to obtain the working capital required to bring the products to market.

Property Acquisitions

None.

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

Number of Holders

As of May 15, 2020, 496,732,553 issued and outstanding shares of common stock were held by 73 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2019.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MARCH 31, 2019 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2018

Our net gain (loss) for the fiscal year ended March 31, 2019 was $(70,064) compared to $167,319 for the fiscal year ended March 31, 2018. During fiscal years ended March 31, 2019 and March 31, 2018, the Company did not generate any revenue.

During the fiscal year ended March 31, 2019, we incurred general and administrative expenses of $68,020 compared to $3,807 during the fiscal year ended March 31, 2018.

Expenses incurred during fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018 increased primarily due to increased legal and other professional fees. General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 288,350,127 for the fiscal year ended March 31, 2019 and 39,441,144 for the fiscal year ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2019

As of March 31, 2019, our current assets were $2,281 and our total liabilities were $50,737. As of March 31, 2019, current assets were comprised of $136 in cash and $2,145 in advances and deposits. As of March 31, 2019, total liabilities were comprised of accounts payable of $5,200, interest payable of $1,372, loans payable to third parties of $14,165 and a promissory note due to a related party in the amount of $30,000. As of March 31, 2019, our total assets were comprised of $136 in cash and $2,145 in advances and deposits. Stockholders’ deficit was $895,882 as of March 31, 2019.

As of March 31, 2018, our current assets were $75 and our total liabilities were $78,467. As of March 31, 2018, current assets were comprised of $75 in cash. As of March 31, 2018, total liabilities were comprised of accounts payable of 17,948, interest payable of $1.354, loans payable to third parties of $14,165 and a promissory note due to a related party of $45,000. As of March 31, 2018, our total assets were comprised of $75 in cash. Stockholders’ deficit was $825,818 as of March 31, 2018.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities in the year ended March 31, 2019. For the fiscal year ended March 31, 2019 net cash flows used in operating activities were $84,939 consisting of a net loss of $70,064, decreases of $12,748 in accounts payable and $2,145 in advances and deposits and an increase in interest payable of $18.

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

For the year ended March 31, 2019 cash was provided by common stock issuances of $100,000.

For the year ended March 31, 2018 no cash was provided from financing activities.

7

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2019 and March 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Altair International Corp. as of March 31, 2019 and 2018 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Seattle, Washington

May 20, 2020

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AUDITED

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash	$136	$75
Advances and deposits	2,145	—
Total current assets	2,281	75

Total assets	$2,281	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,200	$17,948
Loans payable	14,165	14,165
Interest payable	1,372	1,354
Promissory note due to related party	30,000	45,000
Total current liabilities	50,737	78,467

Total Liabilities	50,737	78,467

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 496,732,553 shares issued and outstanding at March 31, 2019 (47,747,245 at March 31, 2018)	496,733	47,747
Additional paid-in-capital	350,693	432,052
Common Stock subscribed	—	267,627
Accumulated deficit	(895,882)	(825,818)
Total stockholders' equity (deficit)	(48,456)	(78,392)
Total liabilities and stockholders's equity (deficit)	$2,281	$75

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended March 31, 2019	Year ended March 31, 2018
Expenses
Total General and Administrative expenses	$68,020	$3,807
Gain on conversion of debt	—	(63,417)
Derivative expense	—	(244,717)
Interest expense	2,044	137,008

Loss (gain) before income taxes	70,064	(167,319)
Income taxes	—	—
Net loss (gain)	$70,064	$(167,319)

Loss (gain) per share - Basic	$0.0002	$(0.004)
Weighted Average Shares - Basic	288,350,127	39,441,144

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2016	29,947,000	$29,947	$271,850	—	$(256,363)	$45,434
Common shares issued on conversion of Promissory Notes	2,000,000	2,000	18,000	—	—	20,000
Common shares issued for debt	10,000	10	90	—	—	100
Common stock subscribed	—	—	—	30,000	—	30,000
Net loss for the year ended March 31, 2017	—	—	—	—	(736,774)	(736,774)

Balance at March 31, 2017	31,957,000	$31,957	$289,940	$30,000	$(993,137)	$(641,240)
Common shares issued on conversion of Promissory Notes	15,790,245	15,790	142,112	—	—	157,902
Common Stock subscribed	—	—	—	237,627	—	237,627
Net income for the year ended March 31, 2018	—	—	—	—	167,319	167,319

Balance at March 31, 2018	47,747,245	$47,747	$432,052	$267,627	$(825,818)	$(78,392)
Common shares issued for prior period subscriptions	26,762,638	26,763	240,864	(267,627)	—	—
Common shares issued for cash	422,222,670	422,223	(322,223)	—	—	100,000
Net loss for the year ended March 31, 2019	—	—	—	—	(70,064)	(70,064)
Balance at March 31, 2019	496,732,553	$496,732	$350,694	$—	$(895,882)	$(48,456)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	Year ended March 31, 2019	Year ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(70,064)	$167,319
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	(2,145)	—
Accounts payable	(12,748)	(3,642)
Interest payable	18	12,722
Fair value of derivative liabilities	—	(244,717)
Gain on conversion of debt	—	(63,417)
Debt discount	—	124,287
	(84,939)	(7,448)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	100,000	—
Payments on Promissory Note due to related party	(15,000)	—
	85,000	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	61	(7,448)

CASH AND CASH EQUIVALENTS
Beginning of year	75	7,523
End of year	$136	$75

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

Non-Cash Financing and Investing Activities
Capital Stock subscribed for
Conversion of loans from third parties	$—	$30,000
Conversion of Promissory Notes to third parties	—	332,213
Conversion of Promissory Note to related party	—	39,373
Accrued Interest on Promissory Notes	—	23,943
	$—	$425,529

Interest expense - debt discount in period	$—	$124,287

Derivative Liability on issuance of Promissory Notes	$—	$—

Reduction of derivative liability in period	$—	$252,896
Reduction of derivative liability - mark to market on
conversion of Promissory Notes	—	55,239
	$—	$308,135

The accompanying notes are an integral part of these financial statements.

 ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019 and MARCH 31, 2018

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

The Company previously planned to engage in the distribution of oral thin film nutraceutical products.

This plan was abandoned in the 2017 fiscal year due to a lack of working capital required to introduce the products to market.

Since inception (December 20, 2012) through March 31, 2019, the Company has not generated any revenue and has accumulated losses of $895,882.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $895,882 as of March 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2019 and 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended March 31, 2019.

NOTE 4 - LOAN ADVANCES

On April 10, 2018, the Company entered into a non-binding Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On completion of the reorganization and the issuance of capital stock in consideration for the funds advanced, Dr. Pham became the owner of 85% of the issued and outstanding common shares of the Company.

NOTE 5 – LOANS PAYABLE

During the fiscal year ended March 31, 2016, the Company obtained a loan from a third party in the amount of $4,175. A further $9,990 was loaned to the Company in the 2017 fiscal year. This loan is non-interest bearing, is unsecured and has no fixed terms of repayment.

NOTE 6 – COMMON STOCK

On August 24, 2018 the Company filed an amendment to its Articles of Incorporation increasing the number of authorized common shares from 75,000,000 to 2,000,000,000 with a par value of $0.001 per share.

The Company had 31,957,000 common shares issued and outstanding at March 31, 2017.

During the twelve month period ended March 31, 2018, the Company received a notice for the conversion of $157,902 of a convertible note and issued 15,790,245 common shares to the note holder. The Company received further notices for the conversion of $237,627 of convertible Promissory Notes into 26,762,638 common shares. These shares were not issued from Treasury until April 19, 2018. The Company had 47,747,245 common shares issued and outstanding at March 31, 2018.

During the twelve month period ended March 31, 2019, the Company converted $100,000 in cash advances from a third party into 422,222,670 common shares. At March 31, 2019 there were 496,732,553 common shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the ‘Note’) in the principal amount of $45,000 was issued to the Company’s sole officer and director for loans made to the Company in prior periods. The Note is unsecured, and bears interest at 6% per annum. The Note matured on March 31, 2018. On June 29, 2018, the Company made a partial repayment of $15,000 on the Note. The balance of the Note was repaid through a cash payment of $20,000 and the issuance of 11,000,000 valued at $0.001 per share subsequent to the year end.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for the provision of management and financial services. $22,500 has been paid and $5,000 remains payable pursuant to this agreement.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company entered into the following material transactions:

1)	The Company issued three 8% Convertible Promissory Notes as follows:

Date	Holder	Amount
5/11/2020	Williams Ten LLC	$ 15,000
5/13/2020	EROP Capital LLC	$ 20,000
5/18/2020	Thirty 05 LLC	$ 15,000

The Notes bear interest at the rate of 8% per annum and have terms of one year. The Notes have conversion rights allowing for the conversion of amounts due at $0.25 per share or 80% of the lowest closing bid price of the Company’s common stock in the 15 days prior to conversion.

2)	On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and will remain in full force and effect until December 31, 2020.

Under the terms of the Agreement, Alan Smith will receive the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000; and
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.001 per share.

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2019 to May 20, 2020 and has determined that it has no other material subsequent events to disclose in these financial statements.

END OF NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive
Officer and/or Director	Age	Position
Alan M. Smith	69	President, Treasurer, Secretary and Director
6501 E. Greenway Pkwy #103-412		(Principal Executive, Financial and Accounting Officer)
Scottsdale, AZ 85254

Leonard Lovallo	38	Director
32 Chalfonte Avenue
Pittsburgh, PA 15229

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

17

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. As of March 31, 2019, Mr. Smith owned 5.12% of the outstanding shares of our common stock (43.98% as at March 31, 2018).

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 20, 2012   to March 31, 2019.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other	Total
Principal		($)	($)	Awards	Awards	Plan	Compensation	($)
Position				($)	($)	Compensation	($)
						($)
Homero Giovanni	2012
Penaherrera Zavala,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary	2014
and Treasurer

Alan Smith,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2017	-0-	-0-	-0-	-0-	-0-	$26,585	$26,585
	2018	-0-	-0-	-0-	-0-	-0-	$6,765	$6,765
	2019	-0-	-0-	-0-	-0-	-0-	$22,500	$22,500

On April 29, 2020 the Company entered into a contract with Alan Smith for the provision of CEO services from May 1, 2020 to December 31, 2020. The contract calls for payment of a monthly $2,500 fee and settlement of current amounts payable to Mr. Smith. See Subsequent Event note.

As of March 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 95254	34,984,063 shares of common stock (direct)	6.84%
Common Stock	Leonard Lovallo 32 Chalfonte Avenue Pittsburgh, PA 15229	4,000,000 shares of common stock (direct)	0.78%
All officers and directors		38,984,063 shares of common stock	7.62%

The percent of class is based on 511,732,553 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years except as noted below.

On September 29, 2016, the Company issued a Convertible Promissory Note in the principal amount of $84,373.25 to Evolution Equities Corporation (“Evolution”), a related company, as consideration for $84,373.25 in expenses paid on behalf of the Company in the period from October 14, 2014 to September 28, 2016. This Convertible Promissory Note had an interest rate of 6.00% per annum and a one-year term. The Holder was entitled to convert any or all of the principal amount of this Note and any accrued interest, late fee, and extension fee, if applicable, into such number of shares of the Company’s shares of common stock, par value $.001 (the “Common Stock”) as obtained by dividing the entire principal amount of this Note plus any accrued interest by $0.01 per share. On September 29, 2017, Evolution converted $39,373 of principal and $5,062 of accrued interest into 4,443,565 shares of common stock. A new non-convertible unsecured, 6% promissory note for the remaining principal balance of $45,000 was issued. The new note had a term of eighteen months.

Alan Smith, the Company’s sole director, is not independent under the rules of the NASDAQ stock market or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2019, we incurred approximately $24,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.
Dated: May 20, 2020	By: /s/Alan M. Smith Alan M. Smith, President, Secretary and Treasure

21