Form 10-Q
period 2019-06-30
ALTAIR INTERNATIONAL CORP.
filed 2020-05-22
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

As of May 15, 2020, there were 496,732,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
]AS OF JUNE 30, 2019 AND MARCH 31, 2019

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$91	$136
Advances and deposits	2,145	2,145
Total current assets	2,236	2,281

Total assets	$2,236	$2,281

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,500	$5,200
Loans payable	14,165	14,165
Interest payable	1,820	1,372
Promissory note due to related party	30,000	30,000
Total current liabilities	51,485	50,737
Total Liabilities	51,485	50,737

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 496,732,553 shares issued and outstanding at June 30, 2019 and at March 31, 2019	496,733	496,733
Additional paid-in-capital	350,693	350,693
Accumulated deficit	(896,675)	(895,882)
Total stockholders' equity (deficit)	(49,249)	(48,456)
Total liabilities and stockholders's equity (deficit)	$2,236	$2,281

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended June 30, 2019	Three Month Period Ended June 30, 2018
	(Unaudited)	(Unaudited)
Expenses
Total General and Administrative expenses	$345	$23,639
Derivative expense	—	—
Interest expense	448	673

Loss (earnings) before income taxes	793	24,312
Income taxes	—	—
Net loss (earnings)	$793	$24,312

Loss (earnings) per share - Basic and Diluted	$0.0000	$0.0004
Weighted Average Shares - Basic and Diluted	496,732,553	69,216,086

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three month period ended June 30, 2019
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2019	496,732,553	$496,733	$350,693	$—	$(895,882)	$(48,456)

Net loss for the 3 months ended June 30, 2019					$(793)	(793)

Balance at June 30, 2019	496,732,553	$496,733	$350,693	$—	$(896,675)	$(49,249)

For the three month period ended June 30, 2018
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2018	47,747,245	$47,747	$432,052	$267,627	$(825,818)	$(78,392)
						—
Shares issued on debt conversion	26,762,638	$26,763	$240,864	$(267,627)		—

Net loss for the 3 months ended June 30, 2018					$(24,312)	$(24,312)

Balance at June 30, 2018	74,509,883	$74,510	$672,916	$—	$(850,130)	$(102,704)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Three Month Period Ended June 30, 2019	Three Month Period Ended June 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(793)	$(24,312)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	—	(10,000)
Accounts payable	300	(7,099)
Interest payable	448	(1,354)
Fair value of derivative liabilities	—	—
Debt discount	—	—
	(45)	(42,765)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from Loan Advances	—	75,770
Payments on Promissory Note due to related party	—	(15,000)
	—	60,770

NET INCREASE IN CASH AND CASH EQUIVALENTS	(45)	18,005

CASH AND CASH EQUIVALENTS
Beginning of period	136	75
End of period	$91	$18,080

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

The results for the three months ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and for the related periods presented have been made.

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

Since inception (December 20, 2012) through June 30, 2019, the Company has not generated any revenue and has accumulated losses of $896,675.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $896,675 as of June 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2019 and 2018 and year ending March 31, 2019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period June 30, 2019.

NOTE 4 – LOAN ADVANCES

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

NOTE 5 – COMMON STOCK

The Company has 2,000,000,000 common shares authorized with a par value of $0.001 per share.

The Company had 496,732,553 common shares issued and outstanding at March 31 and June 30, 2019.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the “Note”) in the principal amount of $45,000 was issued to the Company’s sole officer and director for loans made to the Company in prior periods. The Note is unsecured and bears interest at 6% per annum. The Note matured March 31, 2018. On June 29, 2018, the Company made a partial payment of $15,000 on the Note. At June 30, 2019, the Note’s principal balance was S30,000 with interest of $1,820 accrued. The Note has subsequently been paid.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for a period of 4 months for the provision of management and financial services. On September 1, 2018, the Company agreed to extend this contract on a month-to-month basis at the existing rate of $2,500 per month. $22,500 was paid and $5,000 accrued as payable to February 28, 2019 when the agreement was terminated. The payable amount has subsequently been paid. See Subsequent Events note.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019 the Company entered into the following material transactions:

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

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2019 to May 20, 2020 and has determined that it has no material subsequent events to disclose in these financial statements.

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

Working Capital

	As of June 30, 2019	As of March 31, 2019
Total Current Assets	$2,236	2,281
Total Current Liabilities	51,485	50,737
Working Capital (Deficit)	$(49,249)	(48,456)

Cash Flows

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Cash Flows from (used in) Operating Activities	$(45)	(42,765)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	60,770
Net Increase (decrease) in Cash during period	$(45)	(18,005)

Operating Revenues

During the three month period ending June 30, 2019, the Company did not record any revenue. During the fiscal year ended March 31, 2019, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2019 were $345 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $23,639 for the three month period ended June 30, 2018.

Interest expense for the three month period ended June 30, 2019 was $448 as compared to $673 for the three month period ended June 30, 2018.

Net loss for the three month period ended June 30, 2019 was $793, in comparison to a net loss of $24,312 for the three months ended June 30, 2018

Liquidity and Capital Resources

At June 30, 2019, the Company’s current assets were $2,236 and at March 31, 2019 were $2,281. At June 30, 2019, the Company had total liabilities of $51,485, consisting of $5,500 in accounts payable, $30,000 in Promissory Notes payable to a related party, $14,165 in loans payable and $1,820 in interest payable.  At June 30, 2019, the Company had a working capital deficit of $49,249.

At June 30, 2018, the Company’s current assets were $28,080 and at March 31, 2018 were $75. At June 30, 2018, the Company had total liabilities of $130,784, consisting of $10,849 in accounts payable, $30,000 in Promissory Notes payable to a related party, $14,165 in loans payable, and $75,770 in loan advances.  At June 30, 2018, the Company had a working capital deficit of $102,704.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2019, the Company used $45 of cash for operating activities. For the three month period ended June 30, 2018 the Company used $42,765 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2019, the Company received $Nil of cash from financing activities. For the three month period ended June 30, 2018 the Company received $60,770 of cash net of loan repayments from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management has concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 22, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 22, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

