Form 10-Q
period 2019-12-31
ALTAIR INTERNATIONAL CORP.
filed 2020-05-28
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2019

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

As of May 27, 2020, there were 511,732,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND MARCH 31, 2019

	December 31, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$20	$136
Advances and deposits	2,145	2,145
Total current assets	2,165	2,281

Total Assets	$2,165	$2,281

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,120	$5,200
Loans payable	14,165	14,165
Interest payable	2,727	1,372
Promissory note due to related party	30,000	30,000
Total current liabilities	53,012	50,737
Total Liabilities	53,012	50,737

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 496,732,553 shares issued and outstanding at December 31, 2019 and March 31, 2019	496,733	496,733
Additional paid-in-capital	350,693	350,693
Accumulated deficit	(898,273)	(895,882)
Total stockholders' equity (deficit)	(50,847)	(48,456)
Total liabilities and stockholders's equity (deficit)	$2,165	$2,281

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended December 31, 2019	Three Month Period Ended December 31, 2018	Nine Month Period Ended December 31, 2019	Nine Month Period Ended December 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Total General and Administrative expenses	$345	$12,169	$1,035	$56,417
Interest expense	454	454	1,356	1,600

Loss (earnings) before income taxes	799	12,623	2,391	58,017
Income taxes	—	—	—	—
Net loss (earnings)	$799	$12,623	$2,391	$58,017

Loss (earnings) per share - Basic and diluted	$0.000	$0.000	$0.000	$0.000
Weighted Average Shares - Basic and diluted	496,732,553	496,732,553	496,732,553	166,179,618

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Nine Month Period Ended December 31, 2019	Nine Month Period Ended December 31, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,391)	$(58,017)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	—	(3,567)
Accounts payable	920	(17,948)
Interest payable	1,355	(427)
	(116)	(79,959)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	—	100,000
Payments on Promissory Note due to related party	—	(15,000)
	—	85,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(116)	5,041

CASH AND CASH EQUIVALENTS
Beginning of period	136	75
End of period	$20	$5,116

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the nine month period ended December 31, 2019
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2019	496,732,553	$496,733	$350,693	$—	$(895,882)	$(48,456)

Net loss for the 3 months ended June 30, 2019					$(793)	$(793)

Balance at June 30, 2019	496,732,553	$496,733	$350,693	$—	$(896,675)	$(49,249)

Net loss for the 3 months ended September 30, 2019					$(799)	$(799)

Balance at September 30, 2019	496,732,553	$496,733	$350,693		$(897,474)	$(50,048)

Net loss for the 3 months ending December 31, 2019					$(799)	$(799)

Balance at December 31, 2019	496,732,553	$496,733	$350,693	$—	$(898,273)	$(50,847)

For the nine month period ended December 31, 2018
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2018	47,747,245	$47,747	$432,052	$267,627	$(825,818)	$(78,392)

Shares issued on debt conversion	26,762,638	$26,763	$240,864	$(267,627)		—

Net loss for the 3 months ended June 30, 2018					$(24,313)	$(24,313)

Balance at June 30, 2018	74,509,883	$74,510	$672,916	$—	$(850,130)	$(102,704)

Common shares issued for cash	422,222,670	$422,223	$(322,223)			100,000

Net loss for the 3 months ended September 30, 2018					$(21,081)	$(21,081)

Balance at September 30, 2018	496,732,553	$496,733	$350,693	$—	$(871,211)	$(23,785)

Net loss for the 3 months ended December 31, 2018					$(12,623)	$(12,623)

Balance at December 31, 2018	496,732,553	$496,733	$350,693	$—	$(883,834)	$(36,408)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2019

(Unaudited)

The results for the nine months ended December 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2019 and for the related periods presented have been made.

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

Since inception (December 20, 2012) through December 31, 2019, the Company has not generated any revenue and has accumulated losses of $898,273.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $898,273 as of December 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month periods ending December 31, 2019 and 2018 and year ending March 31, 2019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine month period December 31, 2019.

NOTE 4 – LOAN ADVANCES

On April 10, 2018, the Company entered into a non-binding Memorandum of Understanding with Dr. Judy Pham wherein Dr. Pham agreed to provide up to $100,000 in equity financing to assist with a corporate reorganization including bringing the Company current in its regulatory filings. On September 26, 2018 Dr. Pham completed her commitment to advance the Company $100,000. On September 27, 2018, the Company entered into a Securities Purchase Agreement with Dr. Pham whereby she acquired 422,222,670 common shares of the Company for the $100,000 in loan advances.

NOTE 5 – COMMON STOCK

On August 24, 2018, the Company increased its authorized share capital from 75,000,000 common shares to 2,000,000,000 common shares with a par value of $0.001.

The Company had 496,732,553 common shares issued and outstanding at December 31, 2019.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the “Note”) in the principal amount of $45,000 was issued to the Company’s sole officer and director for loans made to the Company in prior periods. The Note was unsecured, with interest at 6% per annum. The Note matured March 31, 2018. On June 29, 2018, the Company made a partial payment of $15,000 on the Note. At December 31, 2019 the Note’s principal balance was $30,000 with interest of $3,176 accrued. The Note has subsequently been paid.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for a period of 4 months for the provision of management and financial services. On September 1, 2018, the Company agreed to extend this contract on a month-to-month basis at the existing rate of $2,500 per month. $22,500 was paid and $5,000 accrued as payable to February 28, 2018 when the agreement was terminated. The payable has subsequently been paid. See Subsequent Events note 7.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 the Company entered into the following material transactions:

1)	The Company issued three 8% Convertible Promissory Notes as follows:

Date	Holder	Amount

5/11/2020	Williams Ten LLC	$ 15,000
5/13/2020	EROP Capital LLC	$ 20,000
5/18/2020	Thirty 05 LLC	$ 17,500

The Notes bear interest at the rate of 8% per annum and have terms of one year. The Notes have conversion rights allowing for the conversion of amounts due at $0.25 per share or 80% of the lowest closing bid price of the Company’s common stock in the 15 days prior to conversion.

2)	On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and will remain in full force and effect until December 31, 2020.

Under the terms of the Agreement, Alan Smith will receive the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000; and,
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.001 per share.

3)	On May 5, 2020, the Board of Directors appointed Leonard Lovallo as a new member of the Board. Mr. Lovallo received 4,000,000 shares of the Company’s common stock for his role as a member of its Board.

In accordance with ASC 855-10, the Company has analyzed its operations from December 31, 2019 to May 27, 2020 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

Working Capital

	As of December 31, 2019	As of March 31, 2019
Total Current Assets	$2,165	2,281
Total Current Liabilities	53,012	50,737
Working Capital (Deficit)	$(50,847)	(48,456)

Cash Flows

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Cash Flows from (used in) Operating Activities	$(116)	(79,959)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	85,000
Net Increase (decrease) in Cash during period	$(116)	(5,041)

Operating Revenues

During the nine month period ending December 31, 2019, the Company did not record any revenue. During fiscal year ended March 31, 2019, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended December 31, 2019 were $345 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $12,169 for the three month period ended December 31, 2018.

Interest expense for the three month period ended December 31, 2019 was $454 as compared to $454 for the three month period ended December 31, 2018.

Net loss for the three month period ended December 31, 2019 was $799, in comparison to net loss of $12,623 for the three months ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, the Company’s current assets were $2,165 and at March 31, 2019 were $2,281. At December 31, 2019, the Company had total liabilities of $53,012, consisting of a $30,000 Promissory Note payable to a related party, $14,165 in loans payable to a third party, accounts payable of $6,120 and $2,727 in interest payable.  At December 31, 2019, the Company had a working capital deficit of $50,847.

At December 31, 2018, the Company’s current assets were $8,683 and at March 31, 2018 were $751. At December 31, 2018, the Company had total liabilities of $45,092, consisting of interest payable of $927, a $30,000 Promissory Note payable to a related party and $14,165 in loans payable to a third party.  At December 31, 2018, the Company had a working capital deficit of $36,409.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the nine month period ended December 31, 2019, the Company used $116 of cash for operating activities. For the nine month period ended December 31, 2018 the Company used $79,959 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2019, the Company received $Nil from financing activities. For the nine month period ended December 31, 2018 the Company received $85,000 of cash net of loan repayments from financing activities

Going Concern

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 27, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 27, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

