Form 10-K
period 2020-03-31
ALTAIR INTERNATIONAL CORP.
filed 2020-06-04
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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

As of June 1, 2020, the registrant had 511,732,553 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 1, 2020.

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

Employees

As of the date of this Report, the Company has no full-time nor part-time employees. Our sole officer has a current agreement with the Company to serve in these capacities. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

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

Number of Holders

As of May 29, 2020, 511,732,553 issued and outstanding shares of common stock were held by 74 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2020.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED MARCH 31, 2020 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2019

Our net loss for the fiscal year ended March 31, 2020 was $5,256 compared to $70,064 for the fiscal year ended March 31, 2019. During fiscal years ended March 31, 2020 and March 31, 2019, the Company did not generate any revenue.

During the fiscal year ended March 31, 2020, we incurred general and administrative expenses of $3,451 compared to $68,020 during the fiscal year ended March 31, 2019.

Expenses incurred during fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019 decreased primarily due to decreased legal and other professional fees. General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

The weighted average number of shares outstanding was 496,732,553 for the fiscal year ended March 31, 2020 and 288,350,127 for the fiscal year ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2020

As of March 31, 2020, our current assets were $1,815 and our total liabilities were $55,527. As of March 31, 2020, current assets were comprised of $26 in cash and 1,789 in advances and deposits. As of March 31, 2020, total liabilities were comprised of accounts payable of 8,186, interest payable of $3,176, loans payable of $14,165 and a promissory note due to a related party of $30,000. As of March 31, 2020, our total assets were comprised of $26 in cash and $1,789 in advances and deposits. Stockholders’ deficit was $901,138 as of March 31, 2020.

As of March 31, 2019, our current assets were $2,281 and our total liabilities were $50,737. As of March 31, 2019, current assets were comprised of $136 in cash and $2,145 in advances and deposits. As of March 31, 2019, total liabilities were comprised of accounts payable of $5,200, interest payable of $1,372, loans payable of $14,165 and a promissory note due to a related party in the amount of $30,000. As of March 31, 2019, our total assets were comprised of $136 in cash and $2,145 in advances and deposits. Stockholders’ deficit was $895,882 as of March 31, 2019.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities in the year ended March 31, 2020. For the fiscal year ended March 31, 2020 net cash flows used in operating activities were $110 consisting of a net loss of $5,256, increases of $2,986 in accounts payable and $1,804 in interest payable and a decrease in advances and deposits of $356.

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

For the year ended March 31, 2020 no cash was provided from financing activities.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2020 and March 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statement of Stockholders’ Deficit	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Altair International Corp. as of March 31, 2020 and 2019 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 1, 2020

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AUDITED

	March 31, 2020	March 31, 2019
ASSETS
Current Assets
Cash	$26	$136
Advances and deposits	1,789	2,145
Total current assets	1,815	2,281

Total assets	$1,815	$2,281

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,186	$5,200
Loans payable	14,165	14,165
Interest payable	3,176	1,372
Promissory note due to related party	30,000	30,000
Total current liabilities	55,527	50,737

Total Liabilities	55,527	50,737

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 496,732,553 shares issued and outstanding at March 31, 2020 and 2019	496,733	$496,733
Additional paid-in-capital	350,693	350,693
Accumulated deficit	(901,138)	(895,882)
Total stockholders' equity (deficit)	(53,712)	(48,456)
Total liabilities and stockholders's equity (deficit)	$1,815	$2,281

The accompanying notes are an integral part of these financial statements

F-2

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
AUDITED

	Year ended March 31, 2020	Year ended March 31, 2019
Expenses
Total General and Administrative expenses	$3,451	$68,020
Interest expense	1,805	2,044

Loss (gain) before income taxes	5,256	70,064
Income taxes	—	—
Net loss (gain)	$5,256	$70,064

Loss (gain) per share - Basic	$0.000	$0.0002
Weighted Average Shares - Basic	496,732,553	288,350,127

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
AUDITED

	Number of Common Shares	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2018	47,747,245	$47,747	$432,052	$267,627	$(825,818)	$(78,392)

Common shares issued for prior period subscriptions	26,762,638	26,763	240,864	(267,627)	—	—

Common shares issued for cash at discount price of $0.000237 per share	422,222,670	422,223	(322,223)	—	—	100,000

Net loss for the year ended March 31, 2019	—	—	—	—	(70,064)	(70,064)

Balance at March 31, 2019	496,732,553	$496,732	$350,694	$—	$(895,882)	$(48,456)

Net loss for the year ended March 31, 2020	—	—	—	—	(5,256)	(5,256)

Balance at March 31, 2020	496,732,553	$496,732	$350,694	$—	$(901,138)	$(53,712)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
AUDITED

	Year ended March 31, 2020	Year ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(5,256)	$(70,064)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Advances and deposits	356	(2,145)
Accounts payable	2,986	(12,748)
Interest payable	1,804	18
	(110)	(84,939)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock subscriptions	—	100,000
Payments on Promissory Note due to related party	—	(15,000)
	—	85,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(110)	61

CASH AND CASH EQUIVALENTS
Beginning of year	136	75
End of year	$26	$136

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020 and MARCH 31, 2019

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

Since inception (December 20, 2012) through March 31, 2020, the Company has not generated any revenue and has accumulated losses of $901,138.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $901,138 as of March 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ending March 31, 2020 and 2019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2020 the Company's bank deposits did not exceed the insured amounts.

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

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended March 31, 2020.

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

During the twelve month period ended March 31, 2019, the Company converted $100,000 in cash advances from a third party into 422,222,670 common shares. The shares were issued at less than par resulting in a $322,223 decrease in additional paid in capital.

At March 31, 2019 there were 496,732,553 common shares issued and outstanding.

During the twelve month period ended March 31, 2020, the Company did not issue any shares from Treasury. At March 31, 2020 there were 496,732,553 common shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the ‘Note’) in the principal amount of $45,000 was issued to the Company’s sole officer and director for loans made to the Company in prior periods. The Note was unsecured and with interest at 6% per annum. The Note matured on March 31, 2018. On June 29, 2018, the Company made a partial repayment of $15,000 on the Note. The balance of the Note was repaid through a cash payment of $20,000 and the issuance of 11,000,000 common shares valued at $0.001 per share subsequent to the year end.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for the provision of management and financial services. $22,500 has been paid and $5,000 remains payable pursuant to this agreement. The agreement was terminated on March 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020 the Company entered into the following material transactions:

1)	The Company issued three 8% Convertible Promissory Notes as follows:

Date	Holder	Amount

5/11/2020	Williams Ten LLC	$ 15,000
5/13/2020	EROP Capital LLC	$ 20,000
5/18/2020	Thirty 05 LLC	$ 17,500

The Notes bear interest at the rate of 8% per annum and have terms of one year. The Notes have conversion rights allowing for the conversion of amounts due at the lessor of $0.25 per share or 80% of the lowest closing bid price of the Company’s common stock in the 15 days prior to conversion.

2)	On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and will remain in full force and effect until December 31, 2020.

Under the terms of the Agreement, Alan Smith will receive the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000; and
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.001 per share.

3)	On May 5, 2020, the Board of Directors appointed Mr. Leonard Lovallo as a new independent member of the Board. Mr. Lovallo received 4,000,000 shares of the Company’s common stock for his role as an independent member of its Board.

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2020 to May 31, 2020 and has determined that it has no other material subsequent events to disclose in these financial statements.

END OF NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive	Age	Position
Officer and/or Director

Alan Smith	69	President, Treasurer, Secretary and Director
6501 E Greenway Pkwy #103-412		(Principal Executive, Financial and Accounting Officer)
Scottsdale, AZ 85254

Leonard Lovallo	38	Independent Director
6501 E Greenway Pkwy #103-412
Scottsdale, AZ 85254

On October 16, 2014, Alan Smith (“Mr. Smith”) was appointed to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of the Company to serve until the next annual meeting or until his successor is duly appointed. On October 16, 2014, Mr. Smith accepted such appointment. As of March 31, 2020, Mr. Smith owned 5.12% of the outstanding shares of our common stock (5.12% as of March 31, 2019).

17

During the past five years, Alan Smith, as President and CEO of Evolution Equities Corporation, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. From March 2014, Mr. Smith has acted as an officer and director of Mountain High Acquisitions Corp. (MYHI), a publicly held Colorado corporation. Additionally, Mr. Smith has been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Accountant and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career.  Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a MBA in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

On May 5, 2020, the Board of Directors appointed Leonard Lovallo (“Mr. Lovallo”) as a new independent member of the Board. Mr. Lovallo received 4,000,000 shares of the Company’s common stock for his role as an independent member of the Board.

Mr. Lovallo, 38, is Managing Member of Millennial Investments, LLC, a consulting firm that he controls, through which he has, since 2014, assisted public and private companies in the areas of mergers, acquisitions, debt restructuring, equity investments and corporate governance. Mr. Lovallo graduated from the State University of New York (Buffalo) with a BA in psychology. The Company believes that the business experience of Mr. Lovallo with the growth and financial structuring of public and private companies qualifies him to be a valuable member of the Board

During the past ten years, neither director has been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which either director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting either director’s involvement in any type of business, securities or banking activities.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from April 1, 2018 to March 31, 2020.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other	Total
Principal		($)	($)	Awards	Awards	Plan	Compensation	($)
Position				($)	($)	Compensation	($)
						($)
Alan Smith,	2019	-0-	-0-	-0-	-0-	-0-	$22,500	$22,500
President Secretary and Treasurer	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer, for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and will remain in full force and effect until December 31, 2020.

There are no other current employment or consulting agreements between the Company and its officer.

As of March 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	34,984,063 shares of common stock (direct)	6.84%

Common Stock	Leonard Lovallo 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	4,000,000 shares of common stock (direct)	0.78%

All officers and directors		38,984,063 shares of common stock	7.62%

Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	274,693,050 shares of common stock	53.68%

The percent of class is based on 511,732,553 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years except as noted below.

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

Alan Smith, a Company director, is not independent under the rules of the NASDAQ stock market or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2020, we incurred approximately $Nil in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

ALTAIR INTERNATIONAL CORP.
Dated: June 1, 2020	By: /s/ Alan M. Smith Alan M. Smith, President, Secretary and Treasure

21