Form 10-Q
period 2020-06-30
ALTAIR INTERNATIONAL CORP.
filed 2020-08-18
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

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
(760) 413-3927
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

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

As of August 14, 2020, there were 511,732,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,676	$26
Advances and deposits	—	1,789
Total current assets	3,676	1,815

Total assets	$3,676	$1,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$526	$8,186
Loans payable	14,165	14,165
Interest payable	595	3,176
Convertible notes payable	62,500	—
Derivative liability	1,585	—
Promissory note due to related party	—	30,000
Total current liabilities	79,371	55,527

Total Liabilities	79,371	55,527

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 511,732,553 shares issued and outstanding at June 30, 2020 and March 31, 2020)	$511,732	$496,733
Additional paid-in-capital	353,009	350,693
Accumulated deficit	(940,436)	(901,138)
Total stockholders' equity (deficit)	(75,695)	(53,712)
Total liabilities and stockholders's equity (deficit)	$3,676	$1,815

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS

	Three Month Period Ended June 30, 2020	Three Month Period Ended June 30, 2019
	(Unaudited)	(Unaudited)
Expenses
Total General and Administrative expenses	$35,395	$345
Interest expense	2,318	448
Derivative liability expense	1,585	—

Loss before income taxes	39,298	793
Income taxes	—	—
Net loss	$39,298	$793

Loss per share - Basic	$0.0001	$0.0000
Weighted Average Shares - Basic	498,361,866	496,732,553

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three month period ended June 30, 2020
(Unaudited)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at March 31, 2020	496,732,553	$496,732	$350,694	$(901,138)	$(53,712)

Common shares issued for Director services	4,000,000	4,000	—	—	4,000
Common shares issued for debt settlement at $0.0012 per share	11,000,000	11,000	2,315	—	13,315
Net loss for the three months ended June 30, 2020	—	—	—	(39,298)	(39,298)

Balance at June 30, 2020	511,732,553	$511,732	$353,009	$(940,436)	$(75,695)

For the there month period ended June 30, 2019
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at March 31, 2019	496,732,553	$496,733	$350,693	$(895,882)	(48,456)

Net loss for the 3 months ended June 30, 2019				$(793)	(793)

Balance at June 30, 2019	496,732,553	$496,733	$350,693	$(896,675)	(49,249)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS

	Three Month Period Ended June 30, 2020	Three Month Period Ended June 30 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(39,298)	$(793)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative liability expense	1,585	—
Stock issued for debt settlement	3,315	—
Stock issued for services	4,000	—
Changes in:
Advances and deposits	1,789	—
Accounts payable	(7,660)	300
Interest payable	(2,581)	448
	(38,850)	(45)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	62,500	—
Settlement of Promissory Note due to related party	(20,000)	—
	42,500	—

NET INCREASE IN CASH	3,650	(45)

CASH
Beginning of period	26	136
End of period	$3,676	$91

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$3,315	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

The results for the three months ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2020, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the related periods presented have been made.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 6501 E. Greenway Pkwy #103-412, Scottsdale, AZ 85254. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

The Company is currently engaged in identifying and assessing new business opportunities.

The Company previously planned to engage in the distribution of oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year due to a lack of working capital required to introduce the products to market.

Since inception (December 20, 2012) through June 30, 2020, the Company has not generated any revenue and has accumulated losses of $940,436.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $940,436 as of June 30, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placements of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month periods ending June 30, 2020 and 2019, and year ending March 31, 2020.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2020 the Company's bank deposits did not exceed the insured amounts.

Convertible Promissory Notes

The Company has issued Promissory Notes with conversion provisions that allow the holder to convert the note into shares of the Company at a discount.  The Company records an expense calculated at the date of issuance based on the amount the note could be converted into at that time, over and above the note payable.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three month period June 30, 2020.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Williams Ten, LLC

On May 11, 2020, the Company issued a convertible note payable to Williams Ten, LLC in the amount of $15,000.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At June 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $15,164.

Further details of the outstanding convertible note as of June 30, 2020 are as follows:

Note holder	Williams Ten, LLC
Original principal amount	$15,000
Net proceeds to the Company	$15,000
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

EROP Capital, LLC

On May 13, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $20,000.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $1,057 which was calculated at issuance (May 13, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At June 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $20,210.

Further details of the outstanding convertible note as of June 30, 2020 are as follows:

Note holder	EROP Capital, LLC
Original principal amount	$20,000
Net proceeds to the Company	$20,000
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

Thirty 05, LLC

On May 18, 2020, the Company issued a convertible note payable to Thirty 05, LLC in the amount of $17,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At June 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $17,665.

Further details of the outstanding convertible note as of June 30, 2020 are as follows:

Note holder	Thirty 05, LLC
Original principal amount	$17,500
Net proceeds to the Company	$17,500
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

EROP Capital, LLC

On June 5, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $10,000.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $528 which was calculated at issuance (June 5, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At June 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $10,055.

Further details of the outstanding convertible note as of June 30, 2020 are as follows:

Note holder	EROP Capital LLC
Original principal amount	$10,000
Net proceeds to the Company	$10,000
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company had the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder had the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid over the prior five trading days prior to conversion.

Interest expense for these notes as of June 30, 2020 and 2019 was $595 and $0.

Outstanding balances on convertible notes as of June 30, 2020 and 2019 were $62,500 and $0. Furthermore, the total outstanding derivative liabilities on the convertible notes as of June 30, 2020 and 2019 were $1,585 and $0.

NOTE 5 – COMMON STOCK

The Company has 2,000,000,000 common shares authorized with a par value of $0.001 per share.

The Company had 496,732,553 common shares issued and outstanding at March 31, 2020.

During the three month period ended June 30, 2020, the Company issued 11,000,000 of its common shares in partial settlement of the outstanding balance of a Promissory Note due to Alan Smith. In addition, the Company issued 4,000,000 common shares to Mr. Leonard Lovallo for his role as an independent member of the Company’s Board of Directors.

The Company had 511,732,553 common shares issued and outstanding at June 30, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the “Note”) in the principal amount of $45,000 was issued to the Company’s sole officer and director for loans made to the Company in prior periods. The Note was unsecured and bore interest at 6% per annum. The Note matured March 31, 2018. On June 29, 2018, the Company made a partial payment of $15,000 on the Note. The balance of the Note including principal and interest was repaid through a cash payment of $20,000 and the issuance of 11,000,000 common shares valued at $0.0012 per share in the three month period ended June 30, 2020.

On April 10, 2018, the Company agreed to pay the sole officer and director of the company $2,500 per month for a period of 4 months for the provision of management and financial services. On September 1, 2018, the Company agreed to extend this contract on a month-to-month basis at the existing rate of $2,500 per month. $22,500 was paid and $5,000 accrued as payable to February 28, 2019 when the agreement was terminated. The payable amount was paid in the three month period ended June 30, 2020.

On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and will remain in full force and effect until December 31, 2020. Under the terms of the Agreement, Alan Smith will receive the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000;
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.0012 per share.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020 the Company entered into the following material transactions:

1)	The Company issued three 8% Convertible Promissory Notes as follows:

Date	Holder	Amount

July 16, 2020	EROP Capital LLC	$7,500

The Note bears interest at the rate of 8% per annum and has a term of one year. The Note has conversion rights allowing for the conversion of amounts due at $0.02 per share or 70% of the lowest closing bid price of the Company’s common stock in the 5 days prior to conversion.

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2020 to August 13, 2020 and has determined that it has no further material subsequent events to disclose in these financial statements.

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

The Company had previously planned to engage in the distribution of oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year due to a lack of working capital required to introduce the products to market.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placements of common stock. No assurance can be given that such funds will be available.

Working Capital

	As of June 30, 2020	As of March 31, 2020
Total Current Assets	$3,676	1,815
Total Current Liabilities	79,371	55,527
Working Capital (Deficit)	$(75,695)	(53,712)

Cash Flows

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Cash Flows from (used in) Operating Activities	$(38,850)	(45)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	42,500	—
Net Increase (decrease) in Cash during period	$(3,650)	(45)

Operating Revenues

During the three month period ending June 30, 2020, the Company did not record any revenue. During the fiscal year ended March 31, 2020, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2020 were $35,395 consisting of general and administrative expenses which includes corporate overhead and financial and contracted services, as compared to $345 for the three month period ended June 30, 2019.

Interest expense for the three month period ended June 30, 2020 was $2,318 as compared to $448 for the three month period ended June 30, 2019.

Derivative liability expenses were $1,585 in the three month period ended June 30, 2020 compared to $0 for the three month period ended June 30, 2019.

Net loss for the three month period ended June 30, 2020 was $39,298 in comparison to a net loss of $793 for the three months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, the Company’s current assets were $3,676 and at March 31, 2020 were $1,815. At June 30, 2020, the Company had total liabilities of $79,371, consisting of $526 in accounts payable, $14,165 in loans payable to a third party, $595 in interest payable, $62,500 in convertible notes payable and a derivative liability of $1,585.  At June 30, 2020, the Company had a working capital deficit of $75,695.

At June 30, 2019, the Company’s current assets were $2,236 and at March 31, 2019 were $2,281. At June 30, 2019, the Company had total liabilities of $51,485, consisting of $5,500 in accounts payable, a $30,000 Promissory Note payable to a related party, $14,165 in loans payable to a third party, and $1,820 in interest payable.  At June 30, 2019, the Company had a working capital deficit of $49,249.

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the three month period ended June 30, 2020, the Company used $38,850 of cash for operating activities. For the three month period ended June 30, 2019 the Company used $45 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three month period ended June 30, 2020, the Company received $62,500 of cash from financing activities offset by payments of $20,000 to settle loans payable to related parties. For the three month period ended June 30, 2019 the Company received $NIL of cash from financing activities.

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

Convertible Promissory Notes

The Company has issued Promissory Notes with conversion provisions that allow the holder to convert the note into shares of the Company at a discount.  The Company records an expense calculated at the date of issuance based on the amount the note could be converted into at that time, over and above the note payable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. Our management has concluded that, as of June 30, 2020, our internal control over financial reporting was effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 17, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 17, 2020

/s/ Alan M. Smith

By: Alan M. Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

