Form 10-Q
period 2020-09-30
ALTAIR INTERNATIONAL CORP.
filed 2020-11-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-190235	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
322 North Shore Drive Building 1B, Suite 200 Pittsburgh, PA 15212
(Address of principal executive offices)
(412) 770-3140
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 21, 2020, there were 537,732,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

	September 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$12,929	$26
Advances and deposits	—	1,789
Total current assets	12,929	1,815

Total assets	$12,929	$1,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$23,417	$8,186
Loans payable	14,165	14,165
Interest payable	2,400	3,176
Convertible notes payable	112,500	—
Derivative liability	3,037	—
Promissory note due to third party	9,990	—
Promissory note due to related party	—	30,000
Total current liabilities	165,509	55,527
Total Liabilities	165,509	55,527

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 537,732,553 shares issued and outstanding at September 30, 2020 and 496,732,553 at March 31, 2020	537,733	496,733
Additional paid-in-capital	353,007	350,693
Common stock to issue for services	450	—
Accumulated deficit	(1,043,770)	(901,138)
Total stockholders' equity (deficit)	(152,580)	(53,712)
Total liabilities and stockholders's equity (deficit)	$12,929	$1,815

The accompanying notes are an integral part of these financial statements

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended September 30, 2020	Three Month Period Ended September 30, 2019	Six Month Period Ended September 30, 2020	Six Month Period Ended September 30, 2019
Expenses
Total General and Administrative expenses	$43,951	$345	$80,930	$690
Mining exploration expenses	56,126	—	56,126	—
Derivative liability expense	1,452	—	3,037	—
Interest expense	1,806	454	2,539	902

Loss (earnings) before income taxes	103,335	799	142,632	1,592
Income taxes	—	—	—	—
Net loss (earnings)	$103,335	$799	$142,632	$1,592

Loss (earnings) per share - Basic and diluted	$0.0002	$0.0000	$0.0003	$0.0000
Weighted Average Shares - Basic and diluted	516,254,292	496,732,553	507,356,965	496,732,553

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended September 30, 2020	Six Month Period Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(142,632)	$(1,592)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for debt settlement	3,314	—
Stock issued for services	30,000	—
Stock to be issued for services	450	—
Changes in:
Advances and deposits	1,789	—
Accounts payable	15,231	600
Interest payable	(776)	902
	(92,624)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	112,500	—
Proceeds from promissory note	9,990	—
Derivative liability expense	3,037	—
Payments on Promissory Note due to related party	(20,000)	—
	105,527	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,903	(90)

CASH AND CASH EQUIVALENTS
Beginning of period	26	136
End of period	$12,929	$46

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six month period ended September 30, 2020
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2020	496,732,553	$496,732	$350,694	$—	$(901,138)	$(53,712)

Common shares issued for Director services	4,000,000	$4,000	$—	$—	—	4,000
Common shares issued for debt settlement at $0.0012 per share	11,000,000	$11,000	$2,315	$—	—	13,314
Net loss for the 3 months ended June 30, 2020					(39,297)	$(39,297)

Balance at June 30, 2020	511,732,553	$511,732	$353,009	$—	$(940,435)	$(75,695)

Common shares issued for Officer services	26,000,000	$26,000	$—	$—	$—	$26,000
Stock to be issued for consultant services	450,000		$—	$450	$—	$450
Net loss for the 3 months ended September 30, 2020					$(103,335)	$(103,335)

Balance at September 30, 2020	538,182,553	$537,732	$353,009	$450	$(1,043,770)	$(152,580)

For the six month period ended September 30, 2019
(Unaudited)

	Common Stock	Amount	Additional Paid-In-Capital	Capital Stock Subscribed	Accumulated Deficit	Total
Balance at March 31, 2019	496,732,553	$496,733	$350,693	$—	$(895,882)	$(48,456)

Net loss for the 3 months ended June 30, 2019					$(793)	$(793)

Balance at June 30, 2019	496,732,553	$496,733	$350,693	$—	$(896,675)	$(49,249)

Net loss for the 3 months ended September 30, 2019					$(799)	$(799)

Balance at September 30, 2019	496,732,553	$496,733	$350,693		$(897,474)	$(50,048)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

September 30, 2020

(Unaudited)

The results for the six months ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2020, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the related periods presented have been made.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 322 North Shore Drive, Building1B, Suite 200, Pittsburgh, PA 15212. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

Mining Lease

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC (“OGS”)under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko Country Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing December 1, 2020, starting at $25,000 and increasing in $25,000 increments each year for the initial five year term to $100,000 as well as issuing common shares to OGS in accordance with the following schedule.

On or before December 1, 2021	500,000 common shares
On or before December 1, 2022	500,000 common shares
On or before December 1, 2023	750,000 common shares
On or before December 1, 2024	750,000 common shares

In addition, a 3% net smelter fee royalty is payable on all mineral production from the leased property. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Exhibit 1.01 to a Form 8-K dated August 14, 2020.

The Company had previously planned to enter into license and distribution agreements for oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year as the Company was unable to obtain the working capital required to bring the products to market.

Since inception (December 20, 2012) through September 30, 2020, the Company has not generated any revenue and has accumulated losses of $1,043,770.

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments have been made to maintain the books in accordance with GAAP. Furthermore, sufficient disclosures have been made in order to ensure that the interim financial statements will not be misleading.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,043,770 as of September 30, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month periods ending September 30, 2020 and 2019 and year ending March 31, 2020.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2020 the Company's bank deposits did not exceed the insured amounts.

Convertible Promissory Notes

The Company has issued Promissory Notes with conversion provisions that allow the holder to convert the note into shares of the Company at a discount. The Company records an expense calculated at the date of issuance based on the amount the note could be converted into at that time, over and above the note payable.

Mining Expenses

The Company records all mining exploration and evaluation costs as expenses in the period in which they are incurred.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six month period September 30, 2020.

NOTE 4 – PROMISSORY NOTES

Williams Ten, LLC

On May 11, 2020, the Company issued a convertible note payable to Williams Ten, LLC in the amount of $15,000.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $15,467.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

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

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $20,614.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	EROP Capital, LLC
Original principal amount	$20,000
Net proceeds to the Company	$20,000
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.02 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

Thirty 05, LLC

On May 18, 2020, the Company issued a convertible note payable to Thirty 05, LLC in the amount of $17,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $18,018.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

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

The Company determined there to be an embedded derivative liability present per the criteria of ASC 815, which requires the elements of the instrument to be bifurcated. The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $528 which was calculated at issuance (June 5, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $10,256.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	EROP Capital LLC
Original principal amount	$10,000
Net proceeds to the Company	$10,000
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company had the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder had the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.02 or 70% of the lowest closing bid over the prior five trading days prior to conversion.

EROP Capital, LLC

On July 16, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $7,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $396 which was calculated at issuance (July 16, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $7,651.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	EROP Capital, LLC
Original principal amount	$7,500
Net proceeds to the Company	$7,500
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.02 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

EROP Capital, LLC

On August 14, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $12,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $660 which was calculated at issuance (August 14, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $12,629.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	EROP Capital, LLC
Original principal amount	$12,500
Net proceeds to the Company	$12,500
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.02 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

Thirty 05, LLC

On August 14, 2020, the Company issued a convertible note payable to Thirty 05, LLC in the amount of $12,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $12,629.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	Thirty 05, LLC
Original principal amount	$12,500
Net proceeds to the Company	$12,500
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

EROP Capital, LLC

On August 27, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $7,500.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded an expense of $396 which was calculated at issuance (August 27, 2020) based on the amount the note could be converted into at that time, over and above the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $7,556.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

Note holder	EROP Capital, LLC
Original principal amount	$7,500
Net proceeds to the Company	$7,500
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note with ten trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.02 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

EROP Capital, LLC

On September 30, 2020, the Company issued a convertible note payable to EROP Capital, LLC in the amount of $10,000.

The note has conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. At issuance the value of the conversion feature was less than the face amount of the note payable.

At September 30, 2020 the balance on the outstanding convertible note payable with interest accrued was $10,000.

Further details of the outstanding convertible note as of September 30, 2020 are as follows:

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

Byron Hampton

On August 24, 2020, the Company issued a promissory note payable to Mr. Byron Hampton in the amount of $9,990. The note has no conversion provisions.

At September 30, 2020 the balance on the outstanding note payable with interest accrued was $10,071.

Further details of the outstanding note as of September 30, 2020 are as follows:

Note holder	Byron Hampton
Original principal amount	$9,990
Net proceeds to the Company	$9,990
Term	12 months
Interest rate	8% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company has the right to prepay the Note without penalty.
Conversion rights	There are no conversion rights.

Interest expense for these notes as of September 30, 2020 and 2019 was $2,400 and $0.

Outstanding balances on the convertible notes and the promissory note as of September 30, 2020 and 2019 were $124,890 and $0. Furthermore, the total outstanding derivative liabilities on the convertible notes as of September 30, 2020 and 2019 were $3,037 and $0.

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

During the three month period ended September 30, 2020, the Company issued 26,000,000 common shares to Mr. Leonard Lovallo for his role as Chief Executive Office and President of the Company.

The Company had 537,732,553 common shares issued and outstanding at September 30, 2020.

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

On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and was to remain in full force and effect until December 31, 2010. Under the terms of the Agreement, Alan Smith received the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000;
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.0012 per share.

On September 1, 2020 Mr. Smith notified the Company of his need to resign from his positions with the Company for health reasons. The General Services Agreement was therefore terminated. A new agreement was reached with Mr. Smith whereby he will provide management and financial consulting services to the Company on a month by month basis at $2,500 per month.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from October 1, 2020 to November 3, 2020 and has determined that it has no other material subsequent events to disclose in these financial statements.

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

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko Country Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing December 1, 2020, starting at $25,000 and increasing in $25,000 increments each year for the initial five year term to $100,000 as well as a 3% net smelter fee royalty on all mineral production from the leased property. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Item 1.01 to a Form 8-K filed on August 14, 2020.

The Company has completed the staking process of 187 claims on the Walker Ridge site. The claims must be registered with the Nevada Bureau of Land Management. We estimate that the cost to register the claims to be between $40,000 and $50,000. To date, we have not registered the claims. The Company is currently awaiting completion by the United States Forestry Service (the “USFS”) of the calculations for the required Reclamation Bond which is required to begin work on the drill site. We estimate the value of the bond to be between $40,000 and $50,000.

About Walker Ridge

Location

The Walker Ridge Property is located in Elko County, Nevada, approximately 40 air miles (64 km) north of Elko. It is reached by driving north approximately 55 miles (88 km) from Elko on highway 225 to the PX ranch near mile marker 55. Traveling west on the gravel road for 20 miles (32 km) reaches the eastern boundary of the property. The center of the target area is at a latitude/longitude of 41 30’38” North and 115 55’48” West. Driving time from Elko to the property is approximately one hour.

Walker Ridge Property History

A large area (boundaries uncertain), located between the Jerritt Canyon and Big Springs properties, including ground covered by the present Walker Ridge Property claims, was explored by Tenneco (subsequently acquired by Echo Bay). From 1985-87, Tenneco/Echo Bay conducted geologic mapping, rock chip and soil geochemistry sampling (3400 samples) and drilled 31 shallow holes (maximum depth 400 ft or 122m), mostly to the southwest of the Walker Ridge Property. There are no useable maps available from this work, only summary reports. One shallow hole drilled within the present claim block (Figure 7.3), hole number FC1-87, intercepted Snow Canyon Fm below McAfee Quartzite at 245 feet (75m). It was anomalous in gold from there to TD at 300 feet (91m).

Independence Mining Company optioned the same property from Echo Bay between 1988 and 1993, drilling 6 holes totaling 4,920 feet (1,500m), southwest of the present claims. A deep rotary/core hole reached favorable Carlin-style host lithologies (Roberts Mountain Formation) at 1,495 feet (456m), or approximately 6,000 feet (1,830m) above mean sea level. There are no maps showing this work currently available, only summary reports. Echo Bay was absorbed by Kinross several years ago. It is possible that some of that data may be preserved in the archives of Kinross.

In 2007 an infill soil sampling program was carried out by Stratos over the central part of the current claim block to reduce the sample spacing to 200 feet (60m). The Company optioned the property in 2011. At the direction of the Company, Walker Ridge Gold Corp staked additional claims in 2011 and 2012. All claim staking has been paid by the Company and all additional claims have become a part of the option agreement. The Company has carried out gravity and CSAMT geophysical surveys in the fall of 2012.

There are no resource estimates, historical or current, and no recorded production from the property.

Risk Factors

As it applies to the Company’s mining and mineral exploration activities, the Company is in the business of acquiring, exploring and, if warranted, developing and exploiting natural exploration and evaluation assets. Due to the nature of the Company's proposed business and the present stage of exploration of its exploration and evaluation assets, the following risk factors, among others, will apply:

The Mining Industry is Intensely Competitive: The Company's business is the acquisition and exploration of exploration and evaluation assets. The mining industry is intensely competitive and the Company will compete with other companies that have far greater resources.

Resource Exploration and Development is Generally a Speculative Business: Resource exploration and development is a speculative business and involves a high degree of risk, including, among other things, unprofitable efforts resulting not only from the failure to discover resource deposits but from finding resource deposits which, though present, are insufficient in size to return a profit from production. The marketability of natural resources that may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, the proximity and capacity of natural resource markets, government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of resources and environmental protection.

The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital. The vast majority of exploration projects do not result in the discovery of commercially mineable deposits of ore.

Fluctuation of Metal Prices: Even if commercial quantities of resource deposits are discovered by the Company, there is no guarantee that a profitable market will exist for the sale of the metals produced. Factors beyond the control of the Company may affect the marketability of any substances discovered. The prices of various metals have experienced significant movement over short periods of time, and are affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods.

The supply of and demand for metals are affected by various factors, including political events, economic conditions and production costs in major producing regions. There can be no assurance that the price of any commodities will be such that any of the properties in which the Company has, or has the right to acquire, an interest may be mined at a profit.

Permits and Licenses: The operations of the Company will require consents, approvals, licenses and/or permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary consents, approvals, licenses and permits that may be required to carry out exploration, development and mining operations at its projects.

No Assurance of Profitability: The Company has no history of earnings and, due to the nature of its business, there can be no assurance that the Company will ever be profitable. The Company has not paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future. The only present source of funds available to the Company is from the sale of its common shares or, possibly, from the sale or optioning of a portion of its interest in its exploration and evaluation assets.

Even if the results of exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists. While the Company may generate additional working capital through further equity offerings or through the sale or possible syndication of its property, there can be no assurance that any such funds will be available on favorable terms, or at all. At present, it is impossible to determine what amounts of additional funds, if any, may be required. Failure to raise such additional capital could put the continued viability of the Company at risk.

Uninsured or Uninsurable Risks: The Company may become subject to liability for pollution or hazards against which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to the Company's perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

Government Regulation: Any exploration, development or mining operations carried on by the Company will be subject to government legislation, policies and controls relating to prospecting, development, production, environmental protection, mining taxes and labor standards. In addition, the profitability of any mining prospect is affected by the market for precious and/or base metals which is influenced by many factors including changing production costs, the supply and demand for metals, the rate of inflation, the inventory of metal producing corporations, the political environment and changes in international investment patterns.

Environmental Matters: Existing and possible future environmental legislation, regulations and actions could cause significant expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted and which may well be beyond the capacity of the Company to fund. The Company's right to exploit any mining properties is and will continue to be subject to various reporting requirements and to obtaining certain government approvals and there can be no assurance that such approvals, including environment approvals, will be obtained without inordinate delay or at all.

Insufficient Financial Resources: The Company does not presently have sufficient financial resources to undertake by itself the exploration and development of any significant exploration and development programs. The development of the Company's property will therefore depend upon the Company's ability to obtain financing through the joint venturing of projects, private placement financing, public financing or other means. There can be no assurance that the Company will be successful in obtaining the required financing. Failure to raise the required funds could result in the Company losing, or being required to dispose of, its interest in its property. In particular, failure by the Company to raise the funding necessary to maintain in good standing the various option agreements it has entered into could result in the loss of the rights of the Company to such property. In addition, should the Company incur significant losses in future periods, it may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those reflected in its current financial statements.

Uncertainty of Resource Estimates/Reserves: The Company has not established the presence of any proven and probable reserves at its exploration and evaluation asset. There can be no assurance that subsequent testing or future studies will establish proven and probable reserves at the Company's exploration and evaluation asset. The failure to establish proven and probable reserves could restrict the Company's ability to successfully implement its strategies for long-term growth

The Company had previously planned to enter into license and distribution agreements for oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year as the Company was unable to obtain the working capital required to bring the products to market.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and accordingly do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and\or private placements of common stock. No assurance can be given that such funds will be available.

Working Capital

	As of September 30, 2020	As of March 31, 2020
Total Current Assets	$12,929	1,815
Total Current Liabilities	165,509	55,527
Working Capital (Deficit)	$(152,580)	(53,712)

Cash Flows

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Cash Flows from (used in) Operating Activities	$(92,624)	(90)
Cash Flow from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	105,527
Net Increase (decrease) in Cash during period	$12,903	(90)

Operating Revenues

During the six month period ending September 30, 2020, the Company did not record any revenue. During fiscal year ended March 31, 2020, the Company did not generate any revenue.

Operating Expenses and Net Loss

Operating expenses during the three month period ended September 30, 2020 were $100,077 consisting of general and administrative expenses of $43,951, which includes corporate overhead and financial and contracted services, and mining expenses of $56,126, as compared to $345 general and administrative expenses for the three month period ended September 30, 2019.

Interest expense for the three month period ended September 30, 2020 was $1,806 as compared to $454 for the three month period ended September 30, 2019.

Net loss for the three month period ended September 30, 2020 was $103,335, in comparison to a net loss of $799 for the three months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, the Company’s current assets were $12,929 and at March 31, 2020 were $1,815. At September 30, 2020, the Company had total liabilities of $165,509, consisting of $$23,417 in accounts payable, $14,165 in loans payable to a third party, $2,400 in interest payable, $112,500 in convertible notes payable, a promissory note of $9,990 and a derivative liability of 3,037.  At September 30, 2020, the Company had a working capital deficit of $152,580.

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

Cash flow from/used in Operating Activities

We have not generated positive cash flows from operating activities. During the six month period ended September 30, 2020, the Company used $92,624 of cash for operating activities. For the six month period ended September 30, 2019 the Company used $90 of cash for operating activities.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six month period ended September 30, 2020 the Company received $122,490 of cash from financing activities offset by payments of $20,000 to settle loans payable to related parties. The Company also recorded a derivative liability expense of $3,037 in the period.

During the six month period ended September 30, 2019, the Company received $0 of cash net of loan repayments from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. Our management has concluded that, as of September 30, 2020, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: November 12, 2020

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 12, 2020

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

