Form 10-Q
period 2020-12-31
ALTAIR INTERNATIONAL CORP.
filed 2021-02-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-190235	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
322 North Shore Drive, Building 1B, Suite 200 Pittsburgh, PA 15212
(Address of principal executive offices)
(412) 770-3140
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑
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

As of January 24, 2021, there were 546,282,553 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

3

ALTAIR INTERNATIONAL CORP. BALANCE SHEETS

	December 31, 2020	March 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$200,155	$26
Advances and deposits	1,000	1,789
Total Current Assets	201,155	1,815

Other asset	30,000	—
Total Assets	$231,155	$1,815

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$60,297	$8,186
Accounts payable – related party	8,500	—
Loans payable	49,155	14,165
Interest payable	5,108	3,176
Convertible notes payable	224,500	—
Loans payable – related party	—	30,000
Stock based compensation payable (Note 6)	1,788,000	—
Derivative liability	368,001	—
Total Current Liabilities	2,503,561	55,527
Loan payable	100,000	—
Total Liabilities	2,603,561	55,527

Stockholders' Deficit:
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 538,182,553 shares issued and outstanding at December 31, 2020 and 496,732,553 at March 31, 2020, respectively	538,183	496,733
Additional paid in capital	428,008	350,693
Accumulated deficit	(3,338,597)	(901,138)
Total Stockholders' Deficit	(2,372,406)	(53,712)
Total Liabilities and Stockholders' Deficit	$231,155	$1,815

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating Expenses:
Mining exploration expense	22,875	—	79,001	—
Compensation – related party	14,000	—	14,000	—
General and administrative	1,890,280	345	1,971,210	1,035
Total operating expenses	1,927,155	345	2,064,211	1,035

Loss from operations	(1,927,155)	(345)	(2,064,211)	(1,035)

Other Expense:
Interest expense	(2,708)	(454)	(5,247)	(1,356)
Derivative liability expense	(364,964)	—	(368,001)	—
Total other expense	(367,672)	(454)	(373,248)	(1,356)

Loss before provision for income taxes	(2,294,827)	(799)	(2,437,459)	(2,391)
Provision for income taxes	—	—	—	—

Net Loss	$(2,294,827)	$(799)	$(2,437,459)	$(2,391)

Loss per share, basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding, basic and diluted	538,118,966	496,732,553	521,032,735	496,732,553

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP. STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019 (Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	496,732,553	$496,733	$350,693	$(901,138)	$(53,712)
Shares issued for Director services	4,000,000	4,000	—	—	4,000
Shares issued for debt settlement	11,000,000	11,000	2,315	—	13,315
Net loss	—	—	—	(39,297)	(39,297)
Balance, June 30, 2020	511,732,553	511,733	353,008	(940,435)	(75,694)
Shares issued for Officer services	26,000,000	26,000	—	—	26,000
Net loss	—	—	—	(103,335)	(103,335)
Balance, September 30, 2020	537,732,553	537,733	353,008	(1,043,770)	(153,029)
Shares granted for services	450,000	450	—	—	450
Warrant expense	—	—	75,000	—	75,000
Net loss	—	—	—	(2,294,827)	(2,294,827)
Balance, December 31, 2020	538,182,553	$538,183	$428,008	$(3,338,597)	$(2,372,406)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	496,732,553	$496,733	$350,693	$(895,882)	$(48,456)
Net loss	—	—	—	(793)	(793)
Balance, June 30, 2019	496,732,553	496,733	350,693	(896,675)	(49,249)
Net loss	—	—	—	(799)	(799)
Balance, September 30, 2019	496,732,553	$496,733	$350,693	$(897,474)	$(50,048)
Net loss	—	—	—	(799)	(799)
Balance, December 31, 2019	496,732,553	$496,733	$350,693	$(898,273)	$(50,847)

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,437,458)	$(2,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,893,450	—
Derivative liability expense	368,001	—
Changes in Operating Assets and Liabilities:
Advances and deposits	789	—
Accounts payable	60,611	920
Accrued interest	5,246	1,355
Net Cash Used in Operating Activities	(109,361)	(116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for exploration earn in option	(30,000)	—
Net Used in by Investing Activities	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	224,500	—
Proceeds from loans payable	134,990	—
Repayment of related party loan	(20,000)	—
Net Cash Provided by Financing Activities	339,490	—

Net Increase in Cash	200,129	(116)
Cash at Beginning of Period	26	136
Cash at End of Period	$200,155	$20

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Related party debt settled with common stock	$13,314	$—

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Financial Statements

December 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 322 North Shore Drive, Building 1B, Suite 200, Pittsburgh, PA 15212. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

Mining Lease

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC (“OGS”) under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing January 31, 2021, starting at $25,000 and increasing in $25,000 increments each year for the initial five-year term to $100,000 as well as issuing common shares to OGS in accordance with the following schedule.

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. (“AMLM”) under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month periods ending December 31, 2020 and not necessarily indicative of the results to be expected for the full year ending March 31, 2021. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2020 the Company's bank deposits did not exceed the insured amounts.

Mining Expenses

The Company records all mining exploration and evaluation costs as expenses in the period in which they are incurred.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Total Losses
Derivative	$—	$—	$368,001	$(368,001)
Total	$—	$—	$368,001	$(368,001)

 Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,338,597 as of December 31, 2020 ($1,893,450 of the accumulated deficit in non-cash stock-based compensation expense). Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of December 31, 2020 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2020	Additions	Balance December 31, 2020
Williams Ten, LLC (1)	5/11/2020	5/11/2021	8%	—	$15,000	$15,000
EROP Capital, LLC (2)	5/13/2020	5/13/2021	8%	—	20,000	20,000
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	—	17,500	17,500
EROP Capital, LLC (2)	6/5/2020	6/5/2021	8%	—	10,000	10,000
EROP Capital, LLC (2)	7/16/2020	7/16/2021	8%	—	7,500	7,500
EROP Capital, LLC (2)	8/14/2020	8/14/2021	8%	—	12,500	12,500
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	—	12,500	12,500
EROP Capital, LLC (2)	8/27/2020	8/27/2021	8%	—	7,500	7,500
EROP Capital, LLC (1)	9/30/2020	9/30/2021	8%	—	10,000	10,000
EROP Capital, LLC (1)	12/3/2020	12/3/2021	8%	—	7,000	7,000
EROP Capital, LLC (1)	12/7/2020	12/7/2021	8%	—	30,000	30,000
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	—	75,000	75,000
			Total	$—	$224,500	$224,500

Total accrued interest on the above Notes as of December 31, 2020, was $4,779.

(1)	the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$—
Increase to derivative due to new issuances	189,392
Decrease to derivative due to conversion/repayments	—
Derivative loss due to mark to market adjustment	178,609
Balance at December 31, 2020	$368,001

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 is as follows:

Inputs	December 31, 2020
Stock price	$0.29
Conversion price	$0.175 – 0.20
Volatility (annual)	442.86% - 735.46%
Risk-free rate	.09 - .10
Dividend rate	—
Years to maturity	.36 - 1

NOTE 5 – LOANS PAYABLE

A summary of the Company’s loans payable as of December 31, 2020 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2020	Additions	Balance December 31, 2020
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	—	9,990	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	—	5,000	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	—	20,000	20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	—	100,000	100,000
			Total	$14,165	$134,990	$149,155

Total accrued interest on the above notes payable as of December 31, 2020 was $329.

NOTE 6 – COMMON STOCK

On September 1, 2020, the Company entered into a service agreement with Oliver Goeservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. In addition, they received 150,000 shares of common stock for services provided prior to the execution of the service agreement. As of December 31, 2020, Oliver Goeservices LLC received 450,000 shares of common stock for total non-cash expense of $450. In addition, 900,000 shares have not yet been issued by the transfer agent and have been disclosed on the balance sheet as stock-based compensation payable. The shares were valued at the closing stock price on the date of grant for total non-cash expense of $168,000.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company’s advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. As of December 31, 2020, the 3,000,000 shares have not yet been issued by the transfer agent and have been disclosed on the balance sheet as stock-based compensation payable. The shares were valued at the closing stock price on the date of grant for total non-cash expense of $870,000.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company’s advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. As of December 31, 2020, the 2,500,000 shares have not yet been issued by the transfer agent and have been disclosed on the balance sheet as stock-based compensation payable. The shares were valued at the closing stock price on the date of grant for total non-cash expense of $750,000.

Refer to Note 8 for common stock issued to related parties.

NOTE 7 – WARRANTS

On October 15, 2020, the Company entered into a service agreement with a third party for a term of six months. Per the terms of the agreement the party was granted 1,000,000 warrants to purchase shares of common stock. The warrant vest on April 15, 2021.

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants totaled $180,000 based on the Black Scholes Merton pricing model using the following estimates: stock price of $0.18, exercise price of $0.25, 1.57% risk free rate, 735.46% volatility and expected life of the warrants of 3 years. The value of the warrants is being amortized to expense over the six-month term of the agreement. During the nine months ended December 31, 2020, the Company recognized $75,000 of the expense.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value

Outstanding, March 31, 2020	—	$—	$—	$—

Issued	1,000,000	$0.25	$0.18
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding, December 31, 2020	1,000,000	$0.25	$0.18	$—

Exercisable, December 31, 2020	—	$—	—	$—

Range of Exercise Prices	Number Outstanding 12/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	2.79 years	$0. 25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2018, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the “Note”) in the principal amount of $45,000 was issued to Alan Smith the Company’s former sole officer and director for loans made to the Company in prior periods. The Note was unsecured and bore interest at 6% per annum. The Note matured March 31, 2018. On June 29, 2018, the Company made a partial payment of $15,000 on the Note. The balance of the Note including principal and interest was repaid through a cash payment of $20,000 and the issuance of 11,000,000 common shares valued at $0.0012 per share in the three-month period ended June 30, 2020.

On April 10, 2018, the Company agreed to pay the former sole officer and director of the Company $2,500 per month for a period of 4 months for the provision of management and financial services. On September 1, 2018, the Company agreed to extend this contract on a month-to-month basis at the existing rate of $2,500 per month. $22,500 was paid and $5,000 accrued as payable to February 28, 2019 when the agreement was terminated. The payable amount was paid in the three-month period ended June 30, 2020.

On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and was to remain in full force and effect until December 31, 2020. Under the terms of the Agreement, Alan Smith received the following compensation:

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

During the nine months ended December 31, 2020, Company issued 4,000,000 common shares to Mr. Leonard Lovallo for his role as an independent member of the Company’s Board of Directors and 26,000,000 common shares for his role as Chief Executive Office and President of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 3, 2021, the Company made a $45,000 payment to AMLM per the terms of its Earn-In Agreement (Note 1).

Subsequent to December 31, 2020, the Company issued 5,500,000 shares of common stock that had been granted but not yet issued as of December 31, 2020.

Subsequent to December 31, 2020, the Company issued 1,500,000 shares of common stock to Oliver Geoservices LLC pursuant to the terms of its service agreements; 900,000 of which were shares granted as of December 31, 2020.

Subsequent to December 31, 2020, the Company issued 2,000,000 shares of common stock pursuant to the terms of its binding term sheet with St. Georges Eco-Mining Corp.

Subsequent to December 31, 2020, the Company engaged a geological surveying company for the purposes of providing a NI 43-101 report on the Walker Ridge property.

Subsequent to December 31, 2020, the Company has, due to a variety of factors, allowed certain of the Walker Ridge claims to expire, while maintaining in good standing its agreement with Oliver Geoservices LLC.

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

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing December 1, 2020, starting at $25,000 and increasing in $25,000 increments each year for the initial five year term to $100,000 as well as a 3% net smelter fee royalty on all mineral production from the leased property. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Item 1.01 to a Form 8-K filed on August 14, 2020.

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

The Mining Industry is Intensely Competitive: The Company's business is the acquisition and exploration of exploration and evaluation assets. The mining industry is intensely competitive, and the Company will compete with other companies that have far greater resources.

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

Uncertainty of Resource Estimates/Reserves: The Company has not established the presence of any proven and probable reserves at its exploration and evaluation asset. There can be no assurance that subsequent testing or future studies will establish proven and probable reserves at the Company's exploration and evaluation asset. The failure to establish proven and probable reserves could restrict the Company's ability to successfully implement its strategies for long-term growth.

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

Results of operations for the three months ended December 31, 2020 compared to December 31, 2019.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended December 31, 2020 was $22,875 compared to $0 for the three months ended December 31, 2019. The Company’s mining and exploration expense has increased in the current period as it pursues its new mining activities.

Compensation expense – related party for the three months ended December 31, 2020 was $14,000 compared to $0 for the three months ended December 31, 2019. In the current period the Company incurred $14,000 of compensation expense for its new CEO.

General and administrative expense for the three months ended December 31, 2020 was $1,890,280 compared to $345 for the three months ended December 31, 2019. In the current period we incurred $1,818,450 of non-cash stock compensation expense and $75,000 of non-cash warrant expense.

Other Expense

Total other expense for the three months ended December 31, 2020, was $367,672, which consisted of $2,708 of interest expense and $364,964 of derivative expense associated with our convertible notes, compared to $454 of interest expense in the prior period.

Net Loss

Net loss for the three-month period ended December 31, 2020 was $2,294,827, in comparison to a net loss of $799 for the three months ended December 31, 2019. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

Results of operations for the nine months ended December 31, 2020 compared to December 31, 2019.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the nine months ended December 31, 2020 was $79,001 compared to $0 for the nine months ended December 31, 2019. The Company’s mining and exploration expense has increased in the current period as it pursues its new mining activities.

Compensation expense – related party for the nine months ended December 31, 2020 was $14,000 compared to $0 for the nine months ended December 31, 2019. In the current period the Company incurred $14,000 of compensation expense for its new CEO.

General and administrative expense for the nine months ended December 31, 2020 was $1,971,210 compared to $1,035 for the nine months ended December 31, 2019. In the current period we incurred $1,818,450 of non-cash stock compensation expense and $75,000 of non-cash warrant expense.

Other Expense

Total other expense for the nine months ended December 31, 2020, was $373,248, which consisted of $5,247 of interest expense and $368,001 of derivative expense associated with our convertible notes, compared to $1,356 of interest expense in the prior period.

Net Loss

Net loss for the nine-month period ended December 31, 2020 was $2,437,459, in comparison to a net loss of $2.391 for the nine months ended December 31, 2019. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the nine-month period ended December 31, 2020, the Company used $109,361 of cash for operating activities compared to $116 of cash for operating activities in the prior period.

Cash flow used in Investing Activities.

During the nine months ended December 31, 2020, we paid $30,000 as part of our Earn-In Agreement with American Lithium Minerals, Inc.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine month period ended December 31, 2020 the Company received $359,490 of cash from financing activities offset by payments of $20,000 to settle loans payable to related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II OTHER INFORMATION

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

Dated: February 12, 2021

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 12, 2021

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

