Form 10-K
period 2021-03-31
ALTAIR INTERNATIONAL CORP.
filed 2021-07-15
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 333-190235

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0385465

IRS Employer Identification Number

Altair International Corp.

322 North Shore Drive, Building 1B, Suite 200

Pittsburgh, PA 15212

Tel. (412) 770-3140

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (X 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the 198,055,440 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.17 on September 30, 2020, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $33,669,425.

As of July 14, 2021, there were 556,418,735 shares of common stock outstanding.

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

License and Royalty Agreement

On February 10, 2021, the Company entered into a License and Royalty Agreement (the “License Agreement”) with St-Georges Eco-Mining Corp. (“SX”) and St-Georges Metallurgy Corp. (“SXM”) under which Altair has received a perpetual, non-exclusive license from SX of its lithium extraction technology for Altair to develop its lithium bearing prospects in the United States and SXM’s EV battery recycling technology for which Altair has agreed to act as exclusive master agent to promote the licensing and deployment of the EV battery recycling technology in North America. Altair has agreed to provide SX with a net revenue interest royalty on all metals and minerals extracted (the “Products”) and sold from Altair’s mineral interests in the United States and SX has agreed to provide Altair with a 1% trailer fee on any royalty received by SX from the licensing of the SX EV battery recycling technology to each licensee of the SX EV battery recycling technology referred by Altair or Altair’s sub-agents. Altair will pay a royalty of 5% of the net revenue received by Altair for sales of Products using the lithium extraction technology which decreases to 3% of the net revenue on all payments in excess of US$8,000,000 of production on an annualized basis.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Market under the symbol “ATAO” . Trading in stocks quoted on the OTC Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Number of Holders

As of July 2, 2021, 556,418,735 issued and outstanding shares of common stock were held by 67 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2021. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

On September 1, 2020, the Company entered into a service agreement with Oliver Geoservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. In addition, they received 150,000 shares of common stock for services provided prior to the execution of the service agreement. As of March 31, 2021, Oliver Geoservices LLC received 1,950,000 shares of common stock for total non-cash expense of $401,250. In addition, 300,000 shares have not yet been issued by the transfer agent and have been disclosed on the balance sheet as common stock to be issued of $72,000. All shares were valued at the closing stock price on the date of grant.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company’s advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The initial 3,000,000 shares were valued at the closing stock price on the date of grant for total non-cash expense of $870,000.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company’s advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The initial 2,500,000 shares were valued at the closing stock price on the date of grant for total non-cash expense of $750,000.

On February 6, 2021, the Company issued 2,000,000 shares of common stock to a service provider. The shares were valued at $0.47, the closing stock price on the date of grant, for total non-cash stock compensation expense of $940,000.

On February 11, 2021, the Company issued 2,000,000 shares of common stock to St. Georges Eco-Mining Corp pursuant to the terms of its binding term sheet with St. Georges Eco-Mining Corp. The shares were valued at $0.38, the closing stock price on the date of grant, for total non-cash stock compensation expense of $760,000.

During the year ended March 31, 2021, EROP Enterprises LLC, converted $104,500 and $3,579 of principal and interest, respectively, into 734,820 shares of common stock.

During the year ended March 31, 2021, Williams Ten, LLC, converted $15,000 and $930 of principal and interest, respectively, into 109,862 shares of common stock.

During the year ended March 31, 2021, Company issued 4,000,000 common shares to Mr. Leonard Lovallo for his role as an independent member of the Company’s Board of Directors. The shares were valued at $0.005, the closing stock price on the date of grant, for total non-cash stock compensation expense of $20,000. Mr. Lovallo was also issued 26,000,000 common shares for his role as Chief Executive Office and President of the Company. The shares were valued at $0.26, the closing stock price on the date of grant, for total non-cash stock compensation expense of $6,760,000.

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

FISCAL YEAR ENDED MARCH 31, 2021 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2020

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the year ended March 31, 2021 was $215,786 compared to $0 for the year ended March 31, 2020. The Company’s mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the year ended March 31, 2021 was $3,913,870 compared to $0 for the year ended March 31, 2020. In the current year we issued 11,450,000 shares of common stock for total non-cash compensation expense of $3,721,250.

Compensation expense – related party for the year ended March 31, 2021 was $6,806,000 compared to $0 for the year ended March 31, 2020. In the current year we issued 30,000,000 shares of common stock for total non-cash compensation expense of $6,780,000.

Director expense for the year ended March 31, 2021 was $2,400 compared to $0 for the year ended March 31, 2020.

General and administrative expense (“G&A”) for the year ended March 31, 2021 was $171,504 compared to $3,451 for the year ended March 31, 2020. The increase can be attributed to an increase in professional fees, investor relation expense, filing fees and a general increase in other expenses for the year. G&A expense has increased in the current year as a result of the change of our business to focus on mining operations.

Other Expense

Total other expense for the year ended March 31, 2021, was $884,964, consisting of $170,462 of interest expense, which includes $158,119 of debt discount amortization, a loss on the change in the fair value of derivative of $143,686, a loss on the issuance of convertible debt of $79,130, a loss on the settlement of debt of $41,686 and $450,000 of impairment expense, compared to $1,805 of interest expense in the prior year.

Net Loss

Net loss for the year ended March 31, 2021 was $11,994,524, in comparison to a net loss of $5,256 for the year ended March 31, 2020. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the year ended March 31, 2021, the Company used $342,361 of cash for operating activities compared to $110 of cash for operating activities in the prior period.

Cash flow used in Investing Activities.

During the year ended March 31, 2021, we paid $75,000 as part of our Earn-In Agreement with American Lithium Minerals, Inc.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the year ended March 31, 2021 the Company received $559,490 of cash from financing activities offset by payments of $20,000 to settle loans payable to related parties.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTAIR INTERNATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Altair International Corp. (“the Company”) as of March 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Note 5 to the consolidated financial statements

Critical Audit Matter Description

The Company has issued several notes payable during the year with conversion rates that are adjustable at a discounted rate to public trading prices near the conversion date. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be accounted for as a derivative and revalued at the conversion date or each period end if still outstanding. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Confirmation of notes payable and related terms.
•	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.
•	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.
•	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2021. Spokane, Washington
July 15, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Altair International Corp. as of March 31, 2020 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 1, 2020

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
Current Assets:
Cash	$122,155	$26
Prepaids	10,000	1,789
Total Current Assets	132,155	1,815

Advanced royalty payments	25,000	—
10% ownership in Stonewall and Kingman properties	75,000	—
Total Assets	$232,155	$1,815

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$70,347	$8,186
Loans payable, net of current portion	24,155	14,165
Interest payable	7,695	3,176
Convertible notes payable, net of $63,023 discount	41,977	—
Loans payable – related party	—	30,000
Derivative liability	142,642	—
Total Current Liabilities	286,816	55,527
Loans payable	325,000	—
Total Liabilities	611,816	55,527

Stockholders' Deficit:
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 550,027,235 and 496,732,553 shares issued and outstanding, respectively	550,028	496,733
Common stock to be issued	522,000	—
Additional paid in capital	11,443,973	350,693
Accumulated deficit	(12,895,662)	(901,138)
Total Stockholders' Deficit	(379,661)	(53,712)
Total Liabilities and Stockholders' Deficit	$232,155	$1,815

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	March 31, 2021	March 31, 2020
Operating Expenses:
Mining exploration expense	215,786	—
Consulting	3,913,870	—
Compensation – related party	6,806,000	—
Director fees	2,400	—
General and administrative	171,504	3,451
Total operating expenses	11,109,560	3,451

Loss from operations	(11,109,560)	(3,451)

Other Expense:
Interest expense	(170,462)	(1,805)
Impairment expense	(450,000)	—
Loss on issuance of convertible debt	(79,130)	—
Change in fair value	(143,686)	—
Loss on settlement of debt	(41,686)	—
Total other expense	(884,964)	(1,805)

Loss before provision for income taxes	(11,994,524)	(5,256)
Provision for income taxes	—	—

Net Loss	$(11,994,524)	$(5,256)

Loss per share, basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding, basic and diluted	527,404,180	496,732,553

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2019	496,732,553	$496,733	$350,693	$—	$(895,882)	$(48,456)
Net loss			—	—	(5,256)	(5,256)
Balance, March 31, 2020	496,732,553	496,733	350,693	—	(901,138)	(53,712)
Shares issued for Officer services	30,000,000	30,000	6,750,000	—	—	6,780,000
Shares issued for debt – former related party	11,000,000	11,000	44,000	—	—	55,000
Shares issued for debt	844,682	845	424,480	—	—	425,325
Shares issued for services	11,450,000	11,450	3,709,800	72,000	—	3,793,250
Shares issued for acquisition	—	—	—	450,000		450,000
Warrant expense	—	—	165,000	—	—	165,000
Net loss	—	—	—	—	(11,994,524)	(11,994,524)
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,994,524)	$(5,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	158,119	—
Stock based compensation	10,738,250	—
Impairment expense	450,000	—
Loss on settlement of debt	41,686	—
Derivative liability expense	222,816	—
Changes in Operating Assets and Liabilities:
Advances and deposits	(33,211)	356
Accounts payable	62,159	2,986
Accrued interest	12,344	1,804
Net Cash Used in Operating Activities	(342,361)	(110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for exploration earn in option	(75,000)	—
Net Used in by Investing Activities	(75,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	224,500	—
Proceeds from loans payable	334,990	—
Repayment of related party loan	(20,000)	—
Net Cash Provided by Financing Activities	539,490	—

Net Increase in Cash	122,129	(110)
Cash at Beginning of Period	26	136
Cash at End of Period	$122,155	$26

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Related party (former) debt settled with common stock	$13,314	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Consolidated Financial Statements

March 31, 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company” “Altair”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 322 North Shore Drive, Building 1B, Suite 200, Pittsburgh, PA 15212. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”

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

License and Royalty Agreement

On February 10, 2021, the Company entered into a License and Royalty Agreement (the “License Agreement”) with St-Georges Eco-Mining Corp. (“SX”) and St-Georges Metallurgy Corp. (“SXM”) under which Altair has received a perpetual, non-exclusive license from SX of its lithium extraction technology for Altair to develop its lithium bearing prospects in the United States and SXM’s EV battery recycling technology for which Altair has agreed to act as exclusive master agent to promote the licensing and deployment of the EV battery recycling technology in North America. Altair has agreed to provide SX with a net revenue interest royalty on all metals and minerals extracted (the “Products”) and sold from Altair’s mineral interests in the United States and SX has agreed to provide Altair with a 1% trailer fee on any royalty received by SX from the licensing of the SX EV battery recycling technology to each licensee of the SX EV battery recycling technology referred by Altair or Altair’s sub-agents. Altair will pay a royalty of 5% of the net revenue received by Altair for sales of Products using the lithium extraction technology which decreases to 3% of the net revenue on all payments in excess of US$8,000,000 of production on an annualized basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended March 31, 2021 or 2020.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended March 31, 2021, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$142,642
Total	$—	$—	$142,642

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2021 the Company does not have any potentially dilutive shares.

Recent Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $12,895,662 as of March 31, 2021 ($11,116,250 of the accumulated deficit is non-cash stock-based compensation and expense). Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – SIGNIFICANT TRANSACTION

On March 19, 2021, the Company, through its newly formed Nevada subsidiary, EV Lithium Solutions, Inc., entered into an Asset Purchase Agreement with CryptoSolar LTD, a company formed under the laws of the United Kingdom, that has energy storage technology for a variety of industries, including electric vehicles, to be used in place of traditional batteries that rely upon chemical reactions rather than an electric field for higher energy output and a longer life than traditional batteries. The Company purchased a battery technology for solid-state lithium batteries and prototypes. No liabilities were assumed. Under the terms of the Asset Purchase Agreement, CryptoSolar received 2,500,000 shares of Altair’s common stock at the closing of the transaction and will receive up to 900,000 additional shares of common stock in connection with the successful commercial development of the scaled-up EV battery prototype and 20% of the net profits from all products sold by Altair incorporating or based upon the assets acquired from CryptoSolar. In addition, Altair International entered into a five-year Consulting Agreement with the sole founder of CryptoSolar LTD, Andreas Tapakoudes, under which he will receive a consulting fee of $4,000 per month to develop a commercial lithium battery and a manufacturing facility for its commercial production.

The 2,500,000 shares issued were valued at $0.18 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to expense the full amount of $450,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of March 31, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2020	Additions	Conversions	Balance March 31, 2021
Williams Ten, LLC (1)	5/11/2020	5/11/2021	8%	—	$15,000	$(15,000)	$—
EROP Capital, LLC (2)	5/13/2020	5/13/2021	8%	—	20,000	(20,000)	—
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	—	17,500	—	17,500
EROP Capital, LLC (2)	6/5/2020	6/5/2021	8%	—	10,000	(10,000)	—
EROP Capital, LLC (2)	7/16/2020	7/16/2021	8%	—	7,500	(7,500)	—
EROP Capital, LLC (2)	8/14/2020	8/14/2021	8%	—	12,500	(12,500)
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	—	12,500	—	12,500
EROP Capital, LLC (2)	8/27/2020	8/27/2021	8%	—	7,500	(7,500)	—
EROP Capital, LLC (1)	9/30/2020	9/30/2021	8%	—	10,000	(10,000)	—
EROP Capital, LLC (1)	12/3/2020	12/3/2021	8%	—	7,000	(7,000)	—
EROP Capital, LLC (1)	12/7/2020	12/7/2021	8%	—	30,000	(30,000)	—
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	—	75,000	—	75,000
			Total	$—	$224,500	$(119,500)	$105,000
		Less Discount					(63,023)
		Total					$41,977

Total accrued interest on the above Notes as of March 31, 2021, was $3,339.

(1)	the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$—
Increase to derivative due to new issuances	198,322
Decrease to derivative due to conversion/repayments	(199,366)
Derivative loss due to mark to market adjustment	143,686
Balance at March 31, 2021	$142,642

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 is as follows:

Inputs	March 31, 2021
Stock price	$0.1547
Conversion price	$.0973
Volatility (annual)	518.04% - 159.93%
Risk-free rate	.01 - .06
Dividend rate	—
Years to maturity	.13 - .75

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price (1)	$.4112 - .43
Conversion price (2)	$.145 - .147
Volatility (annual)	183.27 – 470.97
Risk-free rate	.05
Dividend rate	—
Years to maturity	.27 - .89

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of March 31, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2020	Additions	Balance March 31, 2021
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	—	9,990	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	—	5,000	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	—	20,000	20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	—	100,000	100,000
EROP Enterprises, LLC	2/1/2021	12/29/2022	6%	—	100,000	100,000
EROP Enterprises, LLC	3/8/2021	3/8/2022	6%	—	100,000	100,000
			Total	$14,165	$334,990	$349,155

Total accrued interest on the above notes payable as of March 31, 2021 was $4,356.

NOTE 7 – COMMON STOCK

On September 1, 2020, the Company entered into a service agreement with Oliver Geoservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. In addition, they received 150,000 shares of common stock for services provided prior to the execution of the service agreement. As of March 31, 2021, Oliver Geoservices LLC received 1,950,000 shares of common stock for total non-cash expense of $401,250. In addition, 300,000 shares have not yet been issued by the transfer agent and have been disclosed on the balance sheet as common stock to be issued of $72,000. All shares were valued at the closing stock price on the date of grant.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company’s advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The initial 3,000,000 shares were valued at the closing stock price on the date of grant for total non-cash expense of $870,000.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company’s advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The initial 2,500,000 shares were valued at the closing stock price on the date of grant for total non-cash expense of $750,000.

On February 6, 2021, the Company issued 2,000,000 shares of common stock to a service provider. The shares were valued at $0.47, the closing stock price on the date of grant, for total non-cash stock compensation expense of $940,000.

On February 11, 2021, the Company issued 2,000,000 shares of common stock to St. Georges Eco-Mining Corp pursuant to the terms of its binding term sheet with St. Georges Eco-Mining Corp. The shares were valued at $0.38, the closing stock price on the date of grant, for total non-cash stock compensation expense of $760,000.

During the year ended March 31, 2021, EROP Enterprises LLC, converted $104,500 and $3,579 of principal and interest, respectively, into 734,820 shares of common stock.

During the year ended March 31, 2021, Williams Ten, LLC, converted $15,000 and $930 of principal and interest, respectively, into 109,862 shares of common stock.

Refer to Note 9 for common stock issued to related parties.

NOTE 8 – WARRANTS

On October 15, 2020, the Company entered into a service agreement with a third party for a term of six months. Per the terms of the agreement the party was granted 1,000,000 warrants to purchase shares of common stock. The warrants vested on April 15, 2021.

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants totaled $180,000 based on the Black Scholes Merton pricing model using the following estimates: stock price of $0.18, exercise price of $0.25, 1.57% risk free rate, 735.46% volatility and expected life of the warrants of 3 years. The value of the warrants is being amortized to expense over the six-month term of the agreement. During the year ended March 31, 2021, the Company recognized $165,000 of the expense.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2020	—	$—	$—	$—

Issued	1,000,000	$0.25	$0.18
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2021	1,000,000	$0.25	$0.18	$—

Exercisable, March 31, 2021	—	$—	$—	$—

Range of Exercise Prices	Number Outstanding 3/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	2.54 years	$0. 25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 29, 2017, a Promissory Note (the “Note”) in the principal amount of $45,000 was issued to Alan Smith the Company’s former sole officer and director for loans made to the Company in prior periods. The Note was unsecured and bore interest at 6% per annum. The Note matured March 31, 2018. On June 29, 2018, the Company made a partial payment of $15,000 on the Note. The balance of the Note including principal and interest was repaid through a cash payment of $20,000 and the issuance of 11,000,000 common shares valued at $0.005 per share in the three-month period ended June 30, 2020.

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

On April 29, 2020 the Company entered into a General Services Agreement with Alan Smith, a director and the Company’s sole officer for the performance of duties of a CEO including the provision of management and financial services. The Agreement commenced May 1, 2020 and was to remain in full force and effect until December 31, 2020. Under the terms of the Agreement, Alan Smith received the following compensation:

i)	A monthly fee of $2,500;
ii)	Payment of past fee accruals in cash in the amount $5,000;
iii)	Settlement of the of the outstanding balance of the Promissory Note due to Alan Smith in the amount of $30,000 plus accrued interest through the payment of $20,000 in cash and the issuance of 11,000,000 common shares at $0.005 per share.

On September 1, 2020 Mr. Smith notified the Company of his need to resign from his positions with the Company for health reasons. The General Services Agreement was therefore terminated.

During the year ended March 31, 2021, Company issued 4,000,000 common shares to Mr. Leonard Lovallo for his role as an independent member of the Company’s Board of Directors. The shares were valued at $0.005, the closing stock price on the date of grant, for total non-cash stock compensation expense of $20,000. Mr. Lovallo was also issued 26,000,000 common shares for his role as Chief Executive Office and President of the Company. The shares were valued at $0.26, the closing stock price on the date of grant, for total non-cash stock compensation expense of $6,760,000.

NOTE 10 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

The provision for Federal income tax consists of the following March 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$3,118,600	$1,400
Less: valuation allowance	(3,118,600)	(1,400)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$1,965,000	$234,300
Less: valuation allowance	(1,965,000)	(234,300)
Net deferred tax asset	$—	$—

At March 31, 2021, the Company had net operating loss carry forwards of approximately $1,965,000 that maybe offset against future taxable income.  No tax benefit has been reported in the March 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On April 23, 2021, the Company issued to EROP Enterprises LLC a convertible promissory note (the “Note”) in the principal amount of $400,000 bearing annual interest at 8% and due in 12 months from the date of the Note. The Company used $304,268 of the Note to repay the three prior secured promissory notes and accrued interest under those notes issued by Altair to EROP Enterprises LLC dated March 8, 2021, February 2, 2021 and December 29, 2020 that were secured by the Walker Ridge claims and project that Altair purchased under a Mining Lease dated August 14, 2020 between Altair and Oliver Geoservices LLC involving Altair’s right to mine certain property in Nevada for a period of five years that can be extended for an additional twenty years if a certain extension payment are made within the term of the lease as more fully described in the Form 8-K filed August 18, 2020 by Altair. The conversion price under the Note will be the lesser of $.25 or 80% of the lowest closing bid over the prior five trading days prior to conversion.

On April 28, 2021. The Company amended its Advisory Board Member Agreement with Adam Fishman. Per the terms of the amendment Mr. Fishman will receive an additional 500,000 shares of common stock as a bonus for services performed.

Subsequent to March 31, 2021, the Company granted 9,391,500 shares of common stock for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors, approved the engagement of Fruci & Associates II, PLLC to replace Jorgensen & Co. as the auditor of Altair International effective April 14, 2021. Jorgensen & Co. was engaged as Altair International's certifying accountant on August 5, 2020 and has not audited any of Altair International’s financial statements. During the registrant's three interim periods since Jorgensen & Co. was engaged, there have been no disagreements with Jorgensen & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K), if not resolved to the satisfaction of Jorgensen & Co., would have caused Jorgensen & Co.to make a reference to the subject matter of such disagreement in connection with its upcoming report for the registrant’s fiscal year ended March 31, 2021, and there occurred no events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2021.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●

Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2021, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name and Address of Executive Officer and/or Director	Age	Position
Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	70	Former President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Leonard Lovallo 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	38	CEO and Director

Ramzi Khoury 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	64	Independent Director

Alan Smith

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

Leonard Lovallo

On May 5, 2020, the Board of Directors appointed Leonard Lovallo (“Mr. Lovallo”) as a new independent member of the Board. Mr. Lovallo received 4,000,000 shares of the Company’s common stock for his role as an independent member of the Board.

On August 31, 2020, the Board of Directors appointed Mr. Lovallo as the new CEO

Mr. Lovallo, 38, is Managing Member of Millennial Investments, LLC, a consulting firm that he controls, through which he has, since 2014, assisted public and private companies in the areas of mergers, acquisitions, debt restructuring, equity investments and corporate governance. Mr. Lovallo graduated from the State University of New York (Buffalo) with a BA in psychology. The Company believes that the business experience of Mr. Lovallo with the growth and financial structuring of public and private companies qualifies him to be a valuable member of the Board.

Ramzi Khoury

On February 8, 2021, the Board of Directors of the registrant appointed Ramzi Khoury, age 64, as a member of the Board of Directors of the Company to fill a vacancy on its Board of Directors. Since 2011, Ramzi Khoury has served as CEO of Forinstrats Limited, a company formed under the laws of the United Kingdom. Prior to this Mr. Khoury has been employed with a number of multinational companies, including Hampton International in London; Gillette International in Boston, and MBM-Kellogg Brown & Root, Oil & Gas Division, in Abu Dhabi. Mr. Khoury graduated from American University of Beirut with a BBA in Business Administration. In connection with his being appointed as a member of the Board of Directors of the registrant, Mr. Khoury is receiving 3,000,000 shares of the registrant’s common stock to vest 2,000,000 upon appointment to the Board of Directors and 1,000,000 upon Altair International acquiring a company with a value in excess of $500,000 and $2,500 each month for which he serves as a member of the Board of Directors. Altair International believes that Mr. Khoury’s international business experience makes him qualified to be a member of its Board of Directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended March 31, 2021, we believe all necessary forms have been filed.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended March 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Summary Compensation

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Alan Smith,	2021	$0	$0	$0	$0	$0	$0	$0		$0
Former President, Secretary and Treasurer	2020	$0	$0	$0	$0	$0	$0	$0		$0

Leonard Lovallo	2021	$12,000	$0	$6,780,000	$0	$0	$0	$0	$
CEO and Director	2020	$0	$0	$0	$0	$0	$0	$0		$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	29,234,063 shares of common stock (direct)	5.25%

Common Stock	Leonard Lovallo 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	30,000,000 shares of common stock (direct)	5.39%

All Officers and Directors as a Group (2 persons)		59,234,063	10.64%

Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	250,593,050	45.04%

The percent of class is based on 556,418,735 shares of common stock issued and outstanding as of the date of this annual report.

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

During the year ended March 31, 2021, Company issued 4,000,000 common shares to Mr. Leonard Lovallo for his role as a member of the Company’s Board of Directors. The shares were valued at $0.005, the closing stock price on the date of grant, for total non-cash stock compensation expense of $20,000. Mr. Lovallo was also issued 26,000,000 common shares for his role as Chief Executive Officer and President of the Company. The shares were valued at $0.26, the closing stock price on the date of grant, for total non-cash stock compensation expense of $6,760,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our former auditors for the audit and review of our financial statements for the fiscal year ended March 31, 2020 amounted to $4,500.

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal year ended March 31, 2021 amounted to $12,000.

Audit-Related Fees

During the fiscal years ended March 31, 2021 and 2020 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended March 31, 2021 and 2020 was $0.

All Other Fees

During the fiscal years ended March 31, 2021 and 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Number	Description
3.02	Bylaws - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: July 15, 2021

By:   /s/ Leonard Lovallo

Leonard Lovallo

President, CEO and Director

