Form 10-K/A
period 2021-03-31
ALTAIR INTERNATIONAL CORP.
filed 2021-07-19
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Explanatory Note:

This amendment to the Form 10-K is being filed solely to include the Company’s XBRL files in its exhibits. There were no changes made to the original Form 10-K as filed.

Exhibits:

Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 19, 2021	ALTAIR INTERNATIONAL CORP.
By: /s/ Leonard Lovallo
Leonard Lovallo
President, CEO and Director