Form 10-Q
period 2021-06-30
ALTAIR INTERNATIONAL CORP.
filed 2021-08-16
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: ______________________________________________________

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-190235	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

322 North Shore Drive, Building 1B, Suite 200 Pittsburgh, PA		15212
(Address of principal executive offices)		(Zip Code)

(412) 770-3140
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ATAO	OTCQB

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁlings). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 16, 2021, there were 564,468,375 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$52,245	$122,155
Prepaids	-	10,000
Total Current Assets	52,245	132,155

Advanced royalty payments	25,000	25,000
10% ownership in Stonewall and Kingman properties	75,000	75,000
Total Assets	$152,245	$232,155

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$43,500	$70,347
Loans payable	24,155	24,155
Interest payable	10,030	7,695
Convertible notes payable, net of $375,356 discount	129,644	41,977
Derivative liability	491,149	142,642
Total Current Liabilities	698,478	286,816
Loans payable	25,000	325,000
Total Liabilities	723,478	611,816

Stockholders' Deficit:
Common Stock, $0.001 par value, 2,000,000,000 shares authorized; 556,418,735 and 550,027,235 shares issued and outstanding, respectively	556,420	550,028
Common stock to be issued	390,000	522,000
Additional paid in capital	12,372,061	11,443,973
Accumulated deficit	(13,889,714)	(12,895,662)
Total Stockholders' Deficit	(571,233)	(379,661)
Total Liabilities and Stockholders' Deficit	$152,245	$232,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,
	2021		2020
Operating Expenses:	$		$
Mining exploration expense		166,017		-
Consulting		697,769		-
Compensation - related party		12,000		-
Director fees		7,500		-
General and administrative		66,429		35,395
Total operating expenses		949,715		35,395

Loss from operations		(949,715)		(35,395)

Other Expense:
Interest expense		(94,270)		(2,318)
Gain on conversion of debt		3,269		-
Change in fair value of derivative		259,405		(1,585)
Loss on settlement of debt		(4,830)		-
Loss on issuance of convertible debt		(207,911)		-
Total other expense		(44,337)		(3,903)

Loss before provision for income taxes		(994,052)		(39,298)
Provision for income taxes		-		-

Net Loss		$(994,052)		$(39,298)

Loss per share, basic and diluted		$(0.00)		$(0.00)
Weighted average shares outstanding, basic and diluted		553,170,240		498,631,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2020	496,732,553	$496,732	$350,694	$-	$(901,138)	$(53,712)
Shares issued for Officer services	4,000,000	4,000	-	-	-	4,000
Shares issued for debt - former related party	11,000,000	11,000	2,315	-	-	13,315
Net loss	-	-	-	-	(39,298)	(39,298)
Balance, June 30, 2020	511,732,553	$511,732	$353,009	$-	$(940,436)	$(75,695)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188			34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	-	768,000
Net loss	-	-	-	-	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	$556,420	$12,372,061	$390,000	$(13,889,714)	$(571,233)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(994,052)	$(39,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	87,666	-
Stock based compensation	768,000	4.000
Gain on settlement of debt	(3,269)	-
Loss on issuance of convertible debt	207,911	-
Stock issued for debt settlement	-	3,315
Loss on settlement of debt	4,830	-
Change in fair value	(259,405)	1,585
Changes in Operating Assets and Liabilities:
Advances and deposits	10,000	1,789
Accounts payable	6,074	(7,660)
Accrued interest	2,335	(2,581)
Net Cash Used in Operating Activities	(169,910)	(38,850)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	400,000	62,500
Repayment of related party loan	(300,000)	(20,000)
Net Cash Provided by Financing Activities	100,000	42,500

Net Increase in Cash	(69,910)	3,650
Cash at Beginning of Period	122,155	26
Cash at End of Period	$52,245	$3,676

Cash paid during the period for:
Interest	$-	$3,315
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the "Company" "Altair") was incorporated under the laws of the State of Nevada on December 20, 2012. The Company's physical address is 322 North Shore Drive, Building 1B, Suite 200, Pittsburgh, PA 15212. The Company is in the development stage as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities."

Mining Lease

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC ("OGS") under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing January 31, 2021, starting at $25,000 and increasing in $25,000 increments each year for the initial five-year term to $100,000 as well as issuing common shares to OGS in accordance with the following schedule.

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. ("AMLM") under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties.

License and Royalty Agreement

On February 10, 2021, the Company entered into a License and Royalty Agreement (the "License Agreement") with St-Georges Eco-Mining Corp. ("SX") and St-Georges Metallurgy Corp. ("SXM") under which Altair has received a perpetual, non-exclusive license from SX of its lithium extraction technology for Altair to develop its lithium bearing prospects in the United States and SXM's EV battery recycling technology for which Altair has agreed to act as exclusive master agent to promote the licensing and deployment of the EV battery recycling technology in North America. Altair has agreed to provide SX with a net revenue interest royalty on all metals and minerals extracted (the "Products") and sold from Altair's mineral interests in the United States and SX has agreed to provide Altair with a 1% trailer fee on any royalty received by SX from the licensing of the SX EV battery recycling technology to each licensee of the SX EV battery recycling technology referred by Altair or Altair's sub-agents. Altair will pay a royalty of 5% of the net revenue received by Altair for sales of Products using the lithium extraction technology which decreases to 3% of the net revenue on all payments in excess of US$8,000,000 of production on an annualized basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending June 30, 2021 and not necessarily indicative of the results to be expected for the full year ending March 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended June 30, 2021, or the year ended March 31, 2021.

Principles of Consolidation

The accompanying consolidated financial statements for the three months ended June 30, 2021, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

Mining Expenses

The Company records all mining exploration and evaluation costs as expenses in the period in which they are incurred.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company's financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company's notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company's liabilities measured at fair value on a recurring basis into the fair value hierarchy as of :

June 30, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$491,149
Total	$-	$-	$491,149

March 31, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$142,642
Total	$-	$-	$142,642

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $13,889,714 as of June 30, 2021 (approximately $12,400,000 of the accumulated deficit is non-cash stock-based compensation and expense). Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - SIGNIFICANT TRANSACTION

On March 19, 2021, the Company, through its newly formed Nevada subsidiary, EV Lithium Solutions, Inc., entered into an Asset Purchase Agreement with CryptoSolar LTD, a company formed under the laws of the United Kingdom, that has energy storage technology for a variety of industries, including electric vehicles, to be used in place of traditional batteries that rely upon chemical reactions rather than an electric field for higher energy output and a longer life than traditional batteries. Under the terms of the Asset Purchase Agreement, CryptoSolar received 2,500,000 shares of Altair's common stock at the closing of the transaction and will receive up to 900,000 additional shares of common stock in connection with the successful commercial development of the scaled-up EV battery prototype and 20% of the net profits from all products sold by Altair incorporating or based upon the assets acquired from CryptoSolar. In addition, Altair International entered into a five-year Consulting Agreement with the sole founder of CryptoSolar LTD, Andreas Tapakoudes, under which he will receive a consulting fee of $4,000 per month to develop a commercial lithium battery and a manufacturing facility for its commercial production.

The 2,500,000 shares issued were valued at $0.18 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount of $450,000 during the year ended March 31, 2021.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

A summary of the Company's convertible notes as of June 30, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Conversions	Balance June 30, 2021
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	17,500	-	-	17,500
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	12,500	-	-	12,500
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	75,000	-	-	75,000
EROP Enterprises(4)	4/23/2021	4/23/2022	8%	-	400,000	-	400,000
		Total		$105,000	$400,000	$-	$505,000
		Less Discount		(63,023)			(375,356)
		Total		41,977			$129,644

Total accrued interest on the above Notes as of June 30, 2021, was $9,044.

(1)	The Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$142,642
Increase to derivative due to new issuances	607,911
Decrease to derivative due to conversion/repayments	-
Derivative gain due to mark to market adjustment	(259,404)
Balance at June 30, 2021	$491,149

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company's derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 is as follows:

Inputs	June 30, 2021
Stock price	$0.113
Conversion price	$.0576 - .088
Volatility (annual)	167.46% - 307.24%
Risk-free rate	.05 - .05
Dividend rate	-
Years to maturity	.25 - 1

NOTE 6 - LOANS PAYABLE

A summary of the Company's loans payable as of June 30, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Repayments	Balance June 30, 2021
Third party	8/24/2020	8/24/2021	0%	14,165	$-	$-	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	-	-	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	-	-	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	-	-	20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	100,000	-	(100,000)	-
EROP Enterprises, LLC	2/1/2021	12/29/2022	6%	100,000	-	(100,000)	-
EROP Enterprises, LLC	3/8/2021	3/8/2022	6%	100,000	-	(100,000)	-
			Total	$349,155	$-	$(300,000)	$49,155

Total accrued interest on the above notes payable as of June 30, 2021 was $987.

NOTE 7 - COMMON STOCK

On September 1, 2020, the Company entered into a service agreement with Oliver Goeservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. As of March 31, 2021, 300,000 shares had not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $72,000. During the three months ended June 30, 2021, the Company issued the 300,000 shares and granted 900,000 additional shares for total non-cash compensation of $108,000. As of June 30, 2021, 600,000 shares have not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $60,000. All shares were valued at the closing stock price on the date of grant.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company's advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 3,000,000 shares to be issued on June 30, were valued at the closing stock price on the date of grant for total non-cash expense of $330,000. As of June 30, 2021, the 3,000,000 shares have not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company's advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 2,500,000 shares to be issued on June 30, 2021 was increased to 3,000,000 and were valued at the closing stock price on the date of grant for total non-cash expense of $330,000.

On April 6, 2021, the Company issued 2,500,000 shares of common stock to a service provider for shares previously disclosed as common stock to be issued.

During the three months ended June 30, 2021, the Company issued 241,500 shares of common stock at $0.12 per share for accounts payable due of $24,150. A $4,830 loss was recognized on the issuance.

During the three months ended June 30, 2021, the Company issued 50,000 shares of common stock at $0.11 per share for accounts payable due of $5,000.  A $3,269 gain was recognized on the issuance.

NOTE 8 - WARRANTS

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

A summary of the status of the Company's outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2021	1,000,000	$0.25	$0.18	$-

Issued	-	$-	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2021	1,000,000	$0.25	$0.18	$-

Exercisable, June 30, 2021	-	$-	$-	$-

Range of Exercise Prices	Number Outstanding 6/30/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	2.29 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company's stock price as of June 30, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021, Company paid Mr. Leonard Lovallo $12,000 for his role as Chief Executive Office and President of the Company.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Subsequent to June 30, 2021, the Company granted 3,000,000 shares of common stock for services to Matthew Shin Lung Kiang. Mr Kiang will serve as the Chief Operating Officer of EV Lithium Solutions, LLC.

On July 21,2021, the Company issued the 3,000,000 shares of common stock due to Paul Pelosi.

On July 21,2021, the Company issued the 600,000 shares of common stock due to Oliver Geoservices and issued them an additional 1,200,000 shares for services.

On August 12, 2021, the Company issued the 150,000 shares of common stock for services.

On August 12, 2021, the Company issued the 100,000 shares of common stock for accounts payable due of $8,412.

Subsequent to June 30, 2021, the Company initiated a sampling and assay program on the Stonewall Lithium project, and is currently awaiting assay results.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

Altair International Corp. ("Altair") is a development stage company that was incorporated in Nevada on December 20, 2012.

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

About Walker Ridge

Location

The Walker Ridge Property is located in Elko County, Nevada, approximately 40 air miles (64 km) north of Elko. It is reached by driving north approximately 55 miles (88 km) from Elko on highway 225 to the PX ranch near mile marker 55. Traveling west on the gravel road for 20 miles (32 km) reaches the eastern boundary of the property. The center of the target area is at a latitude/longitude of 41 30'38" North and 115 55'48" West. Driving time from Elko to the property is approximately one hour.

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. ("AMLM") under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties.

License and Royalty Agreement

On February 10, 2021, the Company entered into a License and Royalty Agreement (the "License Agreement") with St-Georges Eco-Mining Corp. ("SX") and St-Georges Metallurgy Corp. ("SXM") under which Altair has received a perpetual, non-exclusive license from SX of its lithium extraction technology for Altair to develop its lithium bearing prospects in the United States and SXM's EV battery recycling technology for which Altair has agreed to act as exclusive master agent to promote the licensing and deployment of the EV battery recycling technology in North America. Altair has agreed to provide SX with a net revenue interest royalty on all metals and minerals extracted (the "Products") and sold from Altair's mineral interests in the United States and SX has agreed to provide Altair with a 1% trailer fee on any royalty received by SX from the licensing of the SX EV battery recycling technology to each licensee of the SX EV battery recycling technology referred by Altair or Altair's sub-agents. Altair will pay a royalty of 5% of the net revenue received by Altair for sales of Products using the lithium extraction technology which decreases to 3% of the net revenue on all payments in excess of US$8,000,000 of production on an annualized basis.

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We have an continue to invest in the research and development of this technology, and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization.

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

Results of operations for the three months ended June 30, 2021 compared to June 30, 2020.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended June 30, 2021 was $166,017 compared to $0 for the three months ended June 30, 2020. The Company's mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the three months ended June 30, 2021 was $697,769 compared to $0 for the three months ended June 30, 2020. In the current period we granted 6,000,000 shares of common stock for total non-cash consulting expense of $660,000.

Compensation expense - related party for the three months ended June 30, 2021 was $12,000 compared to $0 for the three months ended June 30, 2020. In the current period the Company incurred $12,000 of compensation expense for its new CEO.

Director fees for the three months ended June 30, 2021 was $7,500 compared to $0 for the three months ended June 30, 2020.

General and administrative expense for the three months ended June 30, 2021 was $66,279 compared to $35,395 for the three months ended June 30, 2020. In the current period we incurred investor relation expense of $4,000, OTC market fees of $7,500, and other outsider services for $24,769. These are all new expenses in the current period.

Other Expense

Total other expense for the three months ended June 30, 2021, was $44,337, consisting of $94,270 of interest expense, which includes $87,666 of debt discount amortization, a gain on the change in the fair value of derivative of $259,405, a loss on the issuance of convertible debt of $207,911, a loss on the settlement of debt of $4,830, compared to $3,903 of other expense in the prior year.

Net Loss

Net loss for the three months ended June 30, 2021 was $994,052, in comparison to a net loss of $39,298 for the three months ended June 30, 2020. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the three months ended June 30, 2021, the Company used $169,910 of cash for operating activities compared to $38,850 of cash for operating activities in the prior period.  Our use of cash for operations has increased in the current period due to our increased mining and exploration expense.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three months ended June 30, 2021 the Company received $400,000 of cash from financing activities offset by payments of $300,000 to settle loans payable.

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

Management's Report Disclosure Controls and Procedures

During the quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2021.

We are aware of the following material weaknesses in internal control that could adversely affect the Company's ability to record, process, summarize and report financial data:

•

Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

•	Due to our size and scope of operations, we currently do not have an independent audit committee in place

•	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

PART II OTHER INFORMATION

None

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
31.01	CEO and CFO Certification Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.

Dated: August 16, 2021

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

