Form 10-K/A
period 2021-03-31
ALTAIR INTERNATIONAL CORP.
filed 2021-08-23
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note:

This amendment to the Form 10-K/A is being filed solely to correct the ownership table in Item 12. No changes were made to the financial information originally filed.

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

Name and Address of Executive Officer and/or Director	Age	Position
Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	70	Former President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	40	CEO and Director

Ramzi Khoury 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	64	Independent Director

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

On August 31, 2020, the Board of Directors appointed Mr. Lovallo as the new CEO

Mr. Lovallo, 40, is Managing Member of Millennial Investments, LLC, a consulting firm that he controls, through which he has, since 2014, assisted public and private companies in the areas of mergers, acquisitions, debt restructuring, equity investments and corporate governance. Mr. Lovallo graduated from the State University of New York (Buffalo) with a BA in psychology. The Company believes that the business experience of Mr. Lovallo with the growth and financial structuring of public and private companies qualifies him to be a valuable member of the Board.

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

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Alan Smith,	2021	$0	$0	$0	$0	$0	$0	$0		$0
Former President, Secretary and Treasurer	2020	$0	$0	$0	$0	$0	$0	$0		$0

Leonard Lovallo	2021	$12,000	$0	$6,780,000	$0	$0	$0	$0	$
CEO and Director	2020	$0	$0	$0	$0	$0	$0	$0		$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Officers and Directors
Common Stock	Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	30,000,000 shares of common stock (direct)	5.39%
Common Stock	Ramzi Khoury 11 Rue Jean Jaures Creteil, France 94000	2,000,000	0.3%
All Officers and Directors as a Group (2 persons)		32,000,000	5.39%

5% Beneficial Owners
Common Stock	Alan Smith 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	29,234,063 shares of common stock (direct)	5.25%
Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	250,593,050	45.04%
Common Stock	Mahmoud Jrab 9432 Cavendish Dr, Tampa FL 33626	29,404,007	5.2%
Common Stock	Thirty 05 LLC 3005 Hoedt Rd. Tampa, FL 33618	42,096,663	7.5%
All Other Beneficial Owners as a Group (4 persons)		351,327,783	62.99%

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Number	Description
3.02	Bylaws - Filed with the SEC on July 29, 2013 as part of our Registration Statement on Form S-1.
3.1	Articles of Incorporation
31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: August 23, 2021

By:   /s/ Leonard Lovallo

Leonard Lovallo

President, CEO and Director

