Form 10-Q
period 2021-09-30
ALTAIR INTERNATIONAL CORP.
filed 2021-11-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 5, 2021, there were 569,818,735 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS
	September 30, 2021	March 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$28,336	$122,155
Prepaids	7,797	10,000
Total Current Assets	36,133	132,155

Advanced royalty payments	25,000	25,000
10% ownership in Stonewall and Kingman properties	75,000	75,000
Total Assets	$136,133	$232,155

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$10,795	$70,347
Loans payable	29,155	24,155
Interest payable	23,132	7,695
Convertible notes payable, net of debt discount of $282,066 and $0, respectively	252,934	41,977
Derivative liability	332,759	142,642
Total Current Liabilities	648,775	286,816
Loans payable	95,000	325,000
Total Liabilities	743,775	611,816

Stockholders' Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 569,018,735 and 550,027,235 shares issued and outstanding, respectively	569,020	550,028
Common stock to be issued	26,000	522,000
Additional paid in capital	13,506,461	11,443,973
Accumulated deficit	(14,709,123)	(12,895,662)
Total Stockholders' Deficit	(607,642)	(379,661)
Total Liabilities and Stockholders' Deficit	$136,133	$232,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2021	2020	2021	2020
Operating Expenses:
Mining exploration expense	$165,513	$56,126	$331,530	$56,126
Consulting	595,093	-	1,292,862	-
Compensation - related party	12,000	-	24,000	-
Director fees	7,500	-	15,000	-
General and administrative	58,483	43,951	124,912	80,930
Total operating expenses	838,589	100,077	1,788,304	137,056

Loss from operations	(838,589)	(100,077)	(1,788,304)	(137,056)

Other Income (Expense):
Interest expense	(136,392)	(1,806)	(230,662)	(2,539)
Other expense	(32,000)	-	(32,000)	-
Gain on conversion of debt	-	-	3,269	-
Change in fair value	190,761	(1,452)	450,166	(3,037)
Loss on settlement of debt	(817)	-	(5,647)	-
Loss on issuance of convertible debt	(2,372)	-	(210,283)	-
Total other income (expense)	19,180	(3,258)	(25,157)	(5,576)

Loss before provision for income taxes	(819,409)	(103,335)	(1,813,461)	(142,632)
Provision for income taxes	-	-	-	-

Net Loss	$(819,409)	$(103,335)	$(1,813,461)	$(142,632)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	564,634,496	516,254,292	558,933,691	507,356,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)
	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2020	496,732,553	$496,732	$350,694	$-	$(901,138)	$(53,712)
Shares issued for Officer services	4,000,000	4,000	-	-	-	4,000
Shares issued for debt - former related party	11,000,000	11,000	2,315	-	-	13,315
Net loss	-	-	-	-	(39,298)	(39,298)
Balance, June 30, 2020	511,732,553	511,732	353,009	-	(940,436)	$(75,695)
Shares issued for Officer services	26,000,000	26,000	-	-	-	26,000
Shares issued for services	450,000	-	-	450	-	450
Net loss	-	-	-	-	(103,335)	(103,335)
Balance, September 30, 2020	538,182,553	$537,732	$353,009	$450	$(1,043,771)	$(152,580)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188			34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	-	768,000
Net loss	-	-	-	-	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	556,420	12,372,061	390,000	(13,889,714)	(571,233)
Shares issued for debt	250,000	250	11,850	26,900	-	38,750
Shares issued for services	12,350,000	12,350	1,113,650	(382,000)	-	744,000
Net loss	-	-	-	-	(819,409)	(819,409)
Balance, September 30, 2021	569,018,735	$569,020	$13,497,561	$34,900	$(14,709,123)	$(607,642)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,813,461)	$(142,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	210,956	-
Stock based compensation	1,525,000	30,450
Gain on settlement of debt	(3,269)	-
Stock issued for settlement of debt	-	3,314
Loss on issuance of convertible debt	210,283	-
Loss on settlement of debt	5,647	-
Change in fair value	(450,166)	3,037
Changes in Operating Assets and Liabilities:
Prepaids	(7,797)	-
Advances and deposits	10,000	1,789
Accounts payable	(1,449)	15,231
Accrued interest	15,437	(776)
Net Cash Used in Operating Activities	(298,819)	(89,587)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	430,000	112,500
Proceeds from notes payable	75,000	9,990
Repayment of related party loan	(300,000)	(20,000)
Net Cash Provided by Financing Activities	205,000	102,490

Net (Decrease) Increase in Cash	(93,819)	12,903
Cash at Beginning of Period	122,155	26
Cash at End of Period	$28,336	$12,929

Cash paid during the period for:
Interest	$-	$3,315
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending September 30, 2021 and not necessarily indicative of the results to be expected for the full year ending March 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended September 30, 2021, or the year ended March 31, 2021.

Principles of Consolidation

The accompanying consolidated financial statements for the six months ended September 30, 2021, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company's liabilities measured at fair value on a recurring basis into the fair value hierarchy as of :

September 30, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$332,759
Total	$-	$-	$332,759

March 31, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$142,642
Total	$-	$-	$142,642

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

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,709,123 as of September 30, 2021 (approximately $12.9mil of the accumulated deficit is non-cash stock-based compensation and expense). Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - ASSET PURCHASE

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

The 2,500,000 shares issued were valued at $0.18 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount of $450,000. On August 23, 2021, the Company issued another 400,000 shares of common stock per the terms of the agreement. The shares issued were valued at $0.08 per share, the closing stock price on the date of grant, for total non-cash expense of $32,000.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

A summary of the Company's convertible notes as of September 30, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Conversions	Balance September 30, 2021
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	$17,500	$-	$-	$17,500
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	12,500	-	-	12,500
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	75,000	-	-	75,000
EROP Enterprises(4)	4/23/2021	4/23/2022	8%	-	400,000	-	400,000
EROP Enterprises(5)	9/9/2021	9/9/2022	8%	-	25,000	-	25,000
Thirty 05, LLC (5)	9/22/2021	9/22/2022	8%	-	5,000	-	5,000
		Total		$105,000	$430,000	$-	$535,000
		Less Discount		$(63,023)			$(282,066)
		Total		$41,977			$252,934

Total accrued interest on the above Notes as of September 30, 2021, was $19,569.

(1)	the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$142,642
Increase to derivative due to new issuances	640,283
Decrease to derivative due to conversion/repayments	-
Derivative gain due to mark to market adjustment	(450,166)
Balance at September 30, 2021	$332,759

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company's derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 is as follows:

Inputs	September 30, 2021
Stock price	$0.0577
Conversion price	$.0399 - .0456
Volatility (annual)	86.86% - 196.78%
Risk-free rate	.04 - .09
Dividend rate	-
Years to maturity	.25 - 1

NOTE 6 - LOANS PAYABLE

A summary of the Company's loans payable as of September 30, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Repayments	Balance September 30, 2021
Third party	8/24/2020	8/24/2021	0%	14,165	$-	$-	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	-	-	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	-	-	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	-	-	20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	100,000	-	(100,000)	-
EROP Enterprises, LLC	2/1/2021	12/29/2022	6%	100,000	-	(100,000)	-
EROP Enterprises, LLC	3/8/2021	3/8/2022	6%	100,000	-	(100,000)	-
EROP Enterprises, LLC	7/29/2021	7/29/2022	8%	-	75,000	-	75,000
			Total	$349,155	$75,000	$(300,000)	$124,155

Total accrued interest on the above notes payable as of September 30, 2021 was $3,653.

NOTE 7 - COMMON STOCK

On September 1, 2020, the Company entered into a service agreement with Oliver Goeservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. As of March 31, 2021, 300,000 shares had not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $72,000. During the six months ended September 30, 2021, the Company issued the 4,600,000 shares for total non-cash compensation of $240,000. As of September 30, 2021, 400,000 shares are due for settlement of the remaining amount due under the service agreement and is disclosed on the balance sheet as common stock to be issued of $18,000. All shares were valued at the closing stock price on the date of grant.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company's advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 3,000,000 shares issued on June 30, were valued at the closing stock price on the date of grant for total non-cash expense of $330,000.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company's advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 2,500,000 shares to be issued on June 30, was increased to 3,000,000 and were valued at the closing stock price on the date of grant for total non-cash expense of $327,000.

On April 6, 2021, the Company issued 2,500,000 shares of common stock to a service provider for shares previously disclosed as common stock to be issued.

During the six months ended September 30, 2021, the Company issued 241,500 shares of common stock at $0.12 per share for accounts payable due of $24,150. A $4,830 loss was recognized on the issuance.

During the six months ended September 30, 2021, the Company issued 150,000 shares of common stock at $0.08 per share for accounts payable due of $8,000.

During the six months ended September 30, 2021, the Company issued 50,000 shares of common stock at $0.11 per share for accounts payable due of $5,000. A $3,269 gain was recognized on the issuance.

During the six months ended September 30, 2021, the Company issued 4,550,000 shares of common stock at $0.08 per share for total non-cash stock compensation of $363,771.

During the six months ended September 30, 2021, the Company issued 100,000 shares of common stock at $0.09 per share for settlement of accounts payable of $8,412.

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

A summary of the status of the Company's outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2021	1,000,000	$0.25	$0.18	$-

Issued	-	$-	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2021	1,000,000	$0.25	$0.18	$-

Exercisable, September 30, 2021	1,000,00	$0.25	$0.18	$-

Range of Exercise Prices	Number Outstanding 9/30/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	2.04 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company's stock price as of September 30, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2021, Company paid Mr. Leonard Lovallo $24,000 for his role as Chief Executive Office and President of the Company.

During the six months ended September 30, 2021, the Company issued 3,000,000 shares of common stock to Matthew Kiang, COO of EV Lithium. The shares were issued at $0.08 per share for total non-cash stock compensation of $240,000

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to September 30, 2021, the Company granted 400,000 shares of common stock for services and issued another 400,000 shares for common stock that were to be issued as of September 30, 2021.

On October 1, 2021, the Company filed a Certificate of Amendment of its Articles of Incorporation increasing its authorized common stock to 5,000,000,000 shares (5 billion) and its preferred stock to 10,000,000 shares (10 million).

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. ("AMLM") under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. In July 2021, the Company undertook a sampling and testing program on the Stonewall lithium project, which returned results showing anomalous lithium content. Further sampling and testing will be required to advance the Stonewall project.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We have, and continue to invest in the research and development of this technology, and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology.

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

Results of operations for the three months ended September 30, 2021 compared to September 30, 2020.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended September 30, 2021 was $165,513 compared to $56,126 for the three months ended September 30, 2020, and increase of $109,387 or 194.9%. The Company's mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the three months ended September 30, 2021 was $595,093 compared to $0 for the three months ended September 30, 2020. In the current period we granted 7,250,000 shares of common stock for total non-cash consulting expense of approximately $572,000.

Compensation expense - related party for the three months ended September 30, 2021 was $12,000 compared to $0 for the three months ended September 30, 2020. In the current period the Company incurred $12,000 of compensation expense for its new CEO.

Director fees for the three months ended September 30, 2021 was $7,500 compared to $0 for the three months ended September 30, 2020.

General and administrative expense for the three months ended September 30, 2021 was $58,483 compared to $43,951 for the three months ended September 30, 2020. In the current period we incurred investor relation expense of $1,382, OTC market fees of $7,500, and other outsider services for $15,000. These are all new expenses in the current period as we expand our marketing and fund raising activities.

Other Expense

Total other income for the three months ended September 30, 2021, was $19,180, consisting of $136,392 of interest expense, which includes $123,290 of debt discount amortization, a gain on the change in the fair value of derivative of $190,761, a loss on the issuance of convertible debt of $2,372, a loss on the settlement of debt of $817, and impairment expense of $32,000, compared to total other expense of $3,258 of other expense in the prior year.

Net Loss

Net loss for the three months ended September 30, 2021 was $819,409, in comparison to a net loss of $103,335 for the three months ended September 30, 2020. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

Results of operations for the six months ended September 30, 2021 compared to September 30, 2020.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the six months ended September 30, 2021 was $331,530 compared to $56,126 for the six months ended September 30, 2020, and increase of $275,404 or 490.7%. The Company's mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the six months ended September 30, 2021 was $1,292,862 compared to $0 for the six months ended September 30, 2020. In the current period we granted 13,250,000 shares of common stock for total non-cash consulting expense of approximately $1,240,000.

Compensation expense - related party for the six months ended September 30, 2021 was $24,000 compared to $0 for the six months ended September 30, 2020. In the current period the Company incurred $12,000 of compensation expense for its new CEO.

Director fees for the six months ended September 30, 2021 was $15,000 compared to $0 for the six months ended September 30, 2020.

General and administrative expense for the six months ended September 30, 2021 was $124,912 compared to $80,930 for the six months ended September 30, 2020. In the current period we incurred investor relation expense of $5,381, OTC market fees of $15000, and other outsider services for $31,000. These are all new expenses in the current period.

Other Expense

Total other expense for the six months ended September 30, 2021, was $25,157, consisting of $230,662 of interest expense, which includes $210,956 of debt discount amortization, a gain on the change in the fair value of derivative of $450,166, a loss on the issuance of convertible debt of $210,283, a loss on the settlement of debt of $5,647, and impairment expense of $32,000, compared to total other expense of $5,576 in the prior year.

Net Loss

Net loss for the six months ended September 30, 2021 was $1,813,461, in comparison to a net loss of $142,632 for the six months ended September 30, 2020. The large increase to our net loss is largely attributed to our non-cash stock-based compensation expense.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the six months ended September 30, 2021, the Company used $298,819 of cash for operating activities compared to $89,587 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six months ended September 30, 2021 the Company received $505,000 of cash from financing activities offset by payments of $300,000 to settle loans payable.

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

Management's Report Disclosure Controls and Procedures

During the quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Dated: November 12, 2021

/s/ Leonard Lovallo

By: Leonard Lovallo

President, CEO and Director

