Form 10-Q
period 2021-12-31
ALTAIR INTERNATIONAL CORP.
filed 2022-02-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2021

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

As of February 10, 2022, there were 594,241,502 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$9,015	$122,155
Prepaids	—	10,000
Total Current Assets	9,015	132,155

Advanced royalty payments	—	25,000
10% ownership in Stonewall and Kingman properties	75,000	75,000
Total Assets	$84,015	$232,155

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$2,295	$70,347
Accrued compensation	4,000	—
Loans payable	124,155	24,155
Interest payable	6,730	7,695
Convertible notes payable, net of debt discount of $40,834 and $0, respectively	14,166	41,977
Derivative liability	38,040	142,642
Total Current Liabilities	189,386	286,816
Loans payable	—	325,000
Total Liabilities	189,386	611,816

Stockholders’ Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 584,241,502 and 550,027,235 shares issued and outstanding, respectively	584,243	550,028
Common stock to be issued	—	522,000
Additional paid in capital	14,422,384	11,443,973
Accumulated deficit	(15,111,998)	(12,895,662)
Total Stockholders' Deficit	(105,371)	(379,661)
Total Liabilities and Stockholders' Deficit	$84,015	$232,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Expenses:
Mining exploration expense	$32,797	$22,875	$364,327	$79,001
Consulting	10,000	—	1,302,862	—
Compensation – related party	12,000	14,000	36,000	14,000
Director fees	7,500	—	22,500	—
General and administrative	37,822	1,890,280	162,734	1,971,210
Total operating expenses	100,119	1,927,155	1,888,423	2,064,211

Loss from operations	(100,119)	(1,927,155)	(1,888,423)	(2,064,211)

Other Expense:
Interest expense	(289,909)	(2,708)	(520,571)	(5,247)
Impairment expense	—	—	(32,000)	—
Gain on conversion of debt	—	—	3,269	—
Change in fair value	(7,520)	—	442,646	—
Loss on settlement of debt	—	—	(5,647)	—
Loss on issuance of convertible debt	(5,327)	(364,964)	(215,610)	(368,001)
Total other expense	(302,756)	(367,672)	(327,913)	(373,248)

Loss before provision for income taxes	(402,875)	(2,294,827)	(2,216,336)	(2,437,459)
Provision for income taxes	—	—	—	—

Net Loss	$(402,875)	$(2,294,827)	$(2,216,336)	$(2,437,459)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	580,079,413	538,118,966	566,007,896	521,032,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	496,732,553	$496,732	$350,694	$(901,138)	$(53,712)
Shares issued for Officer services	4,000,000	4,000	—	—	4,000
Shares issued for debt – former related party	11,000,000	11,000	2,315	—	13,315
Net loss	—	—	—	(39,297)	(39,297)
Balance, June 30, 2020	511,732,553	511,732	353,009	(940,435)	$(75,694)
Shares issued for Officer services	26,000,000	26,000	—	—	26,000
Shares issued for services	450,000	450	—	—	450
Net loss	—	—	—	(103,335)	(103,335)
Balance, September 30, 2020	538,182,553	538,182	353,009	(1,043,770)	(152,579)
Warrant expense	—	—	75,000	—	75,000
Net loss	—	—	—	(2,294,827)	(2,294,827)
Balance, December 31, 2020	538,182,553	$538,182	$428,009	$(3,338,597)	$(2,372,406)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188	—	—	34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	—	768,000
Net loss	—	—	—	—	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	556,420	12,372,061	390,000	(13,889,714)	(571,233)
Shares issued for debt	250,000	250	20,750	18,000	—	30,100
Shares issued for services	12,350,000	12,350	1,113,650	(382,000)	—	744,000
Net loss	—	—	—	—	(819,409)	(819,409)
Balance, September 30, 2021	569,018,735	569,020	13,506,461	26,000	(14,709,123)	(607,642)
Shares issued for services	700,000	700	40,300	(26,000)	—	15,000
Shares issued for debt	14,522,767	14,523	875,623	—	—	890,146
Net loss	—	—	—	—	(402,875)	(402,875)
Balance, December 31, 2021	584,241,502	$584,243	$14,422,384	$—	$(15,111,998)	$(105,371)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,216,336)	$(2,437,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	489,688	—
Stock based compensation	1,536,419	1,893,450
Gain on settlement of debt	(3,269)	—
Loss on issuance of convertible debt	215,610	368,001
Change in fair value	(442,646)	—
Changes in Operating Assets and Liabilities:
Advances and deposits	35,000	790
Accounts payable	(720)	60,611
Accrued compensation	4,000	—
Accrued interest	26,614	5,246
Net Cash Used in Operating Activities	(355,640)	(109,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for exploration earn in option	—	(30,000)
Net Cash Used in Investing Activities	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	467,500	224,500
Proceeds from notes payable	75,000	134,990
Repayment of related party loan	(300,000)	(20,000)
Net Cash Provided by Financing Activities	242,500	339,490

Net (Decrease) Increase in Cash	(113,140)	200,129
Cash at Beginning of Period	122,155	26
Cash at End of Period	$9,015	$200,155

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Related party debt settled with common stock	$—	$13,314
Common stock issued for conversion of debt	$545,079	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2021

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

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Exhibit 1.01 to a Form 8-K dated August 14, 2020. On December 1, 2021, an advanced royalty payment of $50,000 and 500,000 common shares were due to OGS per the terms of the lease agreement. To date, neither the cash nor equity portion of the payment has been made to OGS, and OGS has not given the Company written notice of default.

The Company had previously planned to enter into license and distribution agreements for oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year as the Company was unable to obtain the working capital required to bring the products to market.

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. ("AMLM") under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. During the 2021 calendar year, the Company satisfied roughly $52,000 of the year-one work commitment.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending December 31, 2021 and not necessarily indicative of the results to be expected for the full year ending March 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the nine months ended December 31, 2021, or the year ended March 31, 2021.

Principles of Consolidation

The accompanying consolidated financial statements for the nine months ended December 31, 2021, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$38,040
Total	$-	$-	$38,040

March 31, 2021

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$142,642
Total	$-	$-	$142,642

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,111,998 as of December 31, 2021. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – ASSET PURCHASE

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of December 31, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Conversions	Balance December 31, 2021
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	$17,500	$—	$(17,500)	$—
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	12,500	—	(12,500)	—
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	75,000	—	(75,000)	—
EROP Enterprises(4)	4/23/2021	4/23/2022	8%	—	400,000	(400,000)	—
EROP Enterprises(5)	9/9/2021	9/9/2022	8%	—	25,000	—	25,000
Thirty 05, LLC (5)	9/22/2021	9/22/2022	8%	—	5,000	(5,000)	—
Thirty 05, LLC (5)	10/12/2021	10/12/2022	8%	—	2,500	(2,500)	—
Thirty 05, LLC (5)	11/12/2021	11/12/2022	8%	—	5,000	(5,000)	—
EROP Enterprises (5)	11/12/2021	11/12/2022	8%	—	30,000	—	30,000
		Total		$105,000	$430,000	$—	$55,000
		Less Discount		$(63,023)			$(40,834)
		Total		$41,977			$14,166

Total accrued interest on the above Notes as of December 31, 2021, was $949.

(1)	the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$142,642
Increase to derivative due to new issuances	677,368
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(443,646)
Balance at December 31, 2021	$38,040

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 is as follows:

Inputs	December 31, 2021
Stock price	$0.026
Conversion price	$.0202
Volatility (annual)	134.62% - 135.88%
Risk-free rate	.39 - .56
Dividend rate	—
Years to maturity	.69 - .87

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.047 - .058
Conversion price	$.0291 - .0452
Volatility (annual)	91.3% – 141.8%
Risk-free rate	.05% - .17%
Dividend rate	—
Years to maturity	.25 – 1.0

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of December 31, 2021 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Repayments	Balance December 31, 2021
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	—	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	—	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	—	20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	100,000	—	(100,000)	—
EROP Enterprises, LLC	2/1/2021	12/29/2022	6%	100,000	—	(100,000)	—
EROP Enterprises, LLC	3/8/2021	3/8/2022	6%	100,000	—	(100,000)	—
EROP Enterprises, LLC	7/29/2021	7/29/2022	8%	—	75,000	—	75,000
			Total	$349,155	$75,000	$(300,000)	$124,155

Total accrued interest on the above notes payable as of December 31, 2021 was $5,781.

NOTE 7 – COMMON STOCK

On September 1, 2020, the Company entered into a service agreement with Oliver Goeservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. As of March 31, 2021, 300,000 shares had not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $72,000. During the nine months ended December 31, 2021, the Company issued the 4,600,000 shares for total non-cash compensation of $240,000. All shares were valued at the closing stock price on the date of grant.

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

During the nine months ended December 31, 2021, the Company issued 241,500 shares of common stock at $0.12 per share for accounts payable due of $24,150. A $4,830 loss was recognized on the issuance.

During the nine months ended December 31, 2021, the Company issued 250,000 shares of common stock at $0.08 per share for accounts payable due of $20,000.

During the nine months ended December 31, 2021, the Company issued 50,000 shares of common stock at $0.11 per share for accounts payable due of $5,000.  A $3,269 gain was recognized on the issuance.

During the nine months ended December 31, 2021, the Company issued 4,550,000 shares of common stock at $0.08 per share for total non-cash stock compensation of $363,771.

During the nine months ended December 31, 2021, the Company issued 100,000 shares of common stock at $0.09 per share for settlement of accounts payable of $8,412.

During the nine months ended December 31, 2021, the Company issued 400,000 shares of common stock at $0.045 per share for total non-cash stock compensation of $18,000.

During the nine months ended December 31, 2021, the Company issued 50,000 shares of common stock at $0.06 per share for total non-cash stock compensation of $3,000.

During the nine months ended December 31, 2021, the Company issued 14,522,767 shares of common stock for conversion of $517,500 and $27,579 of principal and interest, respectively.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2021	1,000,000	$0.25	$0.18	$—

Issued	—	$—	$—
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding, December 31, 2021	1,000,000	$0.25	$0.18	$—

Exercisable, December 31, 2021	1,000,00	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 12/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	2.04 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2021, Company paid Mr. Leonard Lovallo $36,000 for his role as Chief Executive Office and President of the Company.

During the nine months ended December 31, 2021, the Company issued 3,000,000 shares of common stock to Matthew Kiang, COO of EV Lithium. The shares were issued at $0.08 per share for total non-cash stock compensation of $240,000.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock.

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

Our Business

Altair International Corp. (“Altair”) is a development stage company that was incorporated in Nevada on December 20, 2012. The Company is currently in very preliminary discussions with a number of acquisition targets, each of which we believe would deliver significant value to our shareholders.

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing December 1, 2020, starting at $25,000 and increasing in $25,000 increments each year for the initial five year term to $100,000 as well as a 3% net smelter fee royalty on all mineral production from the leased property. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Item 1.01 to a Form 8-K filed on August 14, 2020. On December 1, 2021, an advanced royalty payment of $50,000 and 500,000 common shares were due to OGS per the terms of the lease agreement. To date, neither the cash nor equity portion of the payment has been made to OGS, and OGS has not given the Company written notice of default.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We have, and continue to invest in the research and development of this technology, and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology, and on August 6, 2021, the Company filed its first patent application for this technology, which referenced 20 claims. In December, we received a non-final rejection of the claims on various grounds, and we our working with our patent law counsel on a go-forward approach. Our intent is to refine, amend, and re-file our application. In the interim, development and refinement of the technology remains ongoing, with our current largest prototype able to power high-draw outdoor power equipment.

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

Results of operations for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended December 31, 2021 was $32,797 compared to $22,875 for the three months ended December 31, 2020, and increase of $9,922 or 43.4%. The Company’s mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the three months ended December 31, 2021 was $10,000 compared to $0 for the three months ended December 31, 2020. In addition to $6,000 of consulting expense, in the current period we also granted 50,000 shares of common stock for total non-cash consulting expense of approximately $3,000.

Compensation expense – related party, for the three months ended December 31, 2021 was $12,000 compared to $14,000 for the three months ended December 31, 2020. The Company incurs compensation expense for its CEO.

Director fees for the three months ended December 31, 2021 was $7,500 compared to $0 for the three months ended December 31, 2020.

General and administrative expense for the three months ended December 31, 2021 was $37,822 compared to $1,890,280 for the three months ended December 31, 2020. In the current period we incurred professional fees of $12,000, state fees of $3,375 and other outside services of $18,374. In the prior period we issued stock and warrants for services for total non-cash expense of $1,863,000.

Other Expense

Total other expense for the three months ended December 31, 2021, was $302,756, consisting of $289,909 of interest expense, which includes $278,732 of debt discount amortization, a loss on the change in the fair value of derivative of $7,520 and a loss on the issuance of convertible debt of $5,328. For the three months ended December 31, 2020, we had total other expense of $367,672, consisting of $2,708 of interest expense and a loss on the issuance of convertible debt of $364,964.

Net Loss

Net loss for the three months ended December 31, 2021 was $402,875, in comparison to a net loss of $2,294,827 for the three months ended December 31, 2020. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense we incurred in the prior period.

Results of operations for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the nine months ended December 31, 2021 was $364,327 compared to $79,001 for the nine months ended December 31, 2020, and increase of $285,326 or 361.2%. The Company’s mining and exploration expense has increased in the current period as it pursues its new mining activities.

Consulting expense for the nine months ended December 31, 2021 was $1,302,862 compared to $0 for the nine months ended December 31, 2020. In the current period we granted 13,950,000 shares of common stock for total non-cash consulting expense of approximately $1,243,000.

Compensation expense – related party for the nine months ended December 31, 2021 was $36,000 compared to $14,000 for the nine months ended December 31, 2020. The Company incurs compensation expense for its CEO.

Director fees for the nine months ended December 31, 2021 was $22,500 compared to $0 for the nine months ended December 31, 2020.

General and administrative expense for the nine months ended December 31, 2021 was $162,734 compared to $1,971,210 for the nine months ended December 31, 2020. In the current period we incurred professional fees of $60,000, OTC and state fees of $18,3755 and other outside services of $49,374. In the prior period we issued stock and warrants for services for total non-cash expense of $1,863,000.

Other Expense

Total other expense for the nine months ended December 31, 2021, was $327,913, consisting of $520,571 of interest expense, which includes $489,689 of debt discount amortization, a gain on the change in the fair value of derivative of $442,646, a loss on the issuance of convertible debt of $215,611, a loss on the settlement of debt of $5,647, and impairment expense of $32,000. For the nine months ended December 31, 2020, we had total other expense of $373,248, consisting of $5,247 of interest expense and a loss on the issuance of convertible debt of $368,001.

Net Loss

Net loss for the nine months ended December 31, 2021 was $2,216,336, in comparison to a net loss of $2,437,459 for the nine months ended December 31, 2020. A decrease of $419,752. A majority of our expense in both periods and the decrease in net loss is due to our stock compensation expense.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the nine months ended December 31, 2021, the Company used $355,640 of cash for operating activities compared to $109,361 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended December 31, 2021 the Company received $542,500 of cash from financing activities offset by payments of $300,000 to settle loans payable. In the prior period we received $359,490 of cash from financing activities offset by payments of $20,000 to settle loans payable.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

None.

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

ALTAIR INTERNATIONAL CORP.

Dated: February 14, 2022

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

