Form 10-K
period 2022-03-31
ALTAIR INTERNATIONAL CORP.
filed 2022-07-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 333-190235

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0385465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 North Shore Drive, Building 1B, Suite 200

Pittsburgh, PA 15212

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code Tel. (412) 770-3140

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (X 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the 266,191,622 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.0577 on September 30, 2021 at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $15,359,257.

As of July 5, 2022, there were 594,241,502 shares of common stock outstanding.

ITEM 1. DESCRIPTION OF BUSINESS

PART I

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “Altair,” “we,” “us,” “our,” “our company” and “our business” refer, to Altair International Corp, including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Altair International Corp. (“Altair”) is a development stage company that was incorporated in Nevada on December 20, 2012. The Company is currently in very preliminary discussions with a number of acquisition targets, each of which we believe would deliver significant value to our shareholders.

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing December 1, 2020, starting at $25,000 and increasing in $25,000 increments each year for the initial five year term to $100,000 as well as a 3% net smelter fee royalty on all mineral production from the leased property. On April 13, 2022, the Company received a notice of termination from OGS.

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. (“AMLM”) under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. In July 2021, the Company undertook a sampling and testing program on the Stonewall lithium project, which returned results showing anomalous lithium content. Further sampling and testing will be required to advance the Stonewall project. Altair is currently exploring the potential of a secondary testing program at greater depth, with sampling to be concentrated in the areas showing the highest grades of lithium. Although, the Company still holds its 10% interest, it has chosen to write down the asset to $0, due to the unknown outcome of planned exploration. The Company incurred a $75,000 impairment expense as a result.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We have, and continue to invest in the research and development of this technology, and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology, and on August 6, 2021, the Company filed its first patent application for this technology, which referenced 20 claims. In December, we received a non-final rejection of the claims on various grounds, and we our working with our patent law counsel on a go-forward approach. Our intent is to refine, amend, and re-file our application. In the interim, development and refinement of the technology remains ongoing, with our current largest prototype able to power high-draw outdoor power equipment. The company is currently exploring a secondary patent application for this technology.

Employees

As of the date of this Report, the Company has no full-time nor part-time employees. Our sole officer has a current agreement with the Company to serve in these capacities. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Market under the symbol “ATAO”. Trading in stocks quoted on the OTC Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Number of Holders

As of May 31, 2022, 594,241,502 issued and outstanding shares of common stock were held by 70 shareholders of record.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock. The shares were valued at $0.036, for total expense of $360,000, which is being amortized over the one-year term.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. [Reserved]

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

We are both currently and generally exploring options which will bring value to our shareholders and are in early stage discussions with a number of potential acquisition targets. Management resolves to provide updates on these efforts at the earliest such time that they become tangible.

Results of Operations

Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the year ended March 31, 2022 was $372,195 compared to $215,786 for the year ended March 31, 2021, an increase of $156,409 or 72.5%. The Company’s mining and exploration expense has increased in the current year as it pursues its new mining activities.

Consulting expense for the year ended March 31, 2022 was $1,317,862 compared to $3,913,870 for the year ended March 31, 2021, a decrease of $2,596,008 or 66.3%. In the current period we granted 13,950,000 shares of common stock for total non-cash consulting expense of approximately $1,243,000. In the prior year we issued 11,450,000 shares of common stock for total non-cash compensation expense of $3,721,250.

Compensation expense – related party for the year ended March 31, 2022 was $138,000 compared to $6,806,000 for the year ended March 31, 2021. The Company incurs compensation expense for its CEO. In the current year we issued 10,000,000 shares of common stock for total non-cash compensation expense of $360,000, $90,000 of which was recognized as of March 31, 2022. In the prior year we issued 30,000,000 shares of common stock for total non-cash compensation expense of $6,780,000.

Director expense for the year ended March 31, 2022 was $30,000 compared to $2,400 for the year ended March 31, 2021, an increase of $27,600. We compensate our director, Ramzi Khoury, $2,500 per month in the current year.

General and administrative expense (“G&A”) for the year ended March 31, 2022 was $173,669 compared to $171,504 for the year ended March 31, 2021, an increase of $2,165 or 1.3%. G&A expense consists of items such as professional fees, investor relation expense, filing fees, outside services and other general office expenses.

Other Expense

Total other expense for the year ended March 31, 2022, was $438,788, consisting of $565,067 of interest expense, which includes $529,432 of debt discount amortization, a gain on the change in the fair value of derivative of $455,023, a loss on the issuance of convertible debt of $219,366, a loss on the settlement of debt of $5,647, and impairment expense of $107,000.

Total other expense for the year ended March 31, 2021, was $884,964, consisting of $170,462 of interest expense, which includes $158,119 of debt discount amortization, a loss on the change in the fair value of derivative of $143,686, a loss on the issuance of convertible debt of $79,130, a loss on the settlement of debt of $41,686 and $450,000 of impairment expense.

Net Loss

Net loss for the year ended March 31, 2022 was $2,470,514, in comparison to a net loss of $11,994,524 for the year ended March 31, 2021. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense incurred in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the year ended March 31, 2022, the Company used $396,238 of cash for operating activities compared to $342,361 of cash for operating activities in the prior period.

Cash flow used in Investing Activities.

We had no cash flow from investing activity during the year ended March 31, 2022. During the year ended March 31, 2021, we paid $75,000 as part of our Earn-In Agreement with American Lithium Minerals, Inc.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the year ended March 31, 2022 the Company received $595,000 of cash from financing activities offset by payments of $300,000 to settle loans payable to related parties.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTAIR INTERNATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair International Corp. (“the Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception resulting in accumulated deficit. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Confirmation of notes payable and related terms.
•	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.
•	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.
•	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2021. Spokane, Washington
June 12, 2022

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
Current Assets:
Cash	$20,917	$122,155
Prepaids	—	10,000
Prepaid stock compensation	270,000	—
Total Current Assets	290,917	132,155

Advanced royalty payments	—	25,000
10% ownership in Stonewall and Kingman properties	—	75,000
Total Assets	$290,917	$232,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$70,347
Accrued compensation	4,000	—
Loans payable	49,155	24,155
Interest payable	8,701	7,695
Convertible notes payable, net of debt discount of $129,180 and $63,023, respectively	56,103	41,977
Derivative liability	157,507	142,642
Total Current Liabilities	275,466	286,816
Loans payable	—	325,000
Total Liabilities	275,466	611,816

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 594,241,502 and 550,027,235 shares issued and outstanding, respectively	594,243	550,028
Common stock to be issued	—	522,000
Additional paid in capital	14,787,384	11,443,973
Accumulated deficit	(15,366,176)	(12,895,662)
Total Stockholders' Equity (Deficit)	15,451	(379,661)
Total Liabilities and Stockholders' Deficit	$290,917	$232,155

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2022	2021
Operating Expenses:
Mining exploration expense	$372,195	$215,786
Consulting	1,317,862	3,913,870
Compensation – related party	138,000	6,806,000
Director fees	30,000	2,400
General and administrative	173,669	171,504
Total operating expenses	2,031,726	11,109,560

Loss from operations	(2,031,726)	(11,109,560)

Other Income (Expense):
Interest expense	(565,067)	(170,462)
Impairment expense	(107,000)	(450,000)
Gain on conversion of debt	3,269	—
Change in fair value derivative	455,023	(143,686)
Loss on settlement of debt	(5,647)	(41,686)
Loss on issuance of convertible debt	(219,366)	(79,130)
Total other expense	(438,788)	(884,964)

Loss before provision for income taxes	(2,470,514)	(11,994,524)
Provision for income taxes	—	—

Net Loss	$(2,470,514)	$(11,994,524)

Loss per share, basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding, basic and diluted	572,750,429	527,404,180

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2020	496,732,553	$496,733	$350,693	$—	$(901,138)	$(53,712)
Shares issued for Officer services	30,000,000	30,000	6,750,000	—	—	6,780,000
Shares issued for debt – former related party	11,000,000	11,000	44,000	—	—	55,000
Shares issued for debt	844,682	845	424,480	—	—	425,325
Shares issued for services	11,450,000	11,450	3,709,800	72,000	—	3,793,250
Shares issued for acquisition	—	—	—	450,000	—	450,000
Warrant expense	—	—	165,000	—	—	165,000
Net loss	—	—	—	—	(11,994,524)	(11,994,524)
Balance, March 31, 2021	550,027,235	550,028	11,443,973	522,000	(12,895,662)	(379,661)
Shares issued for debt	14,522,767	14,524	875,621	—	—	890,145
Shares issued for services	16,691,500	16,691	1,865,790	(522,000)	—	1,360,481
Shares issued for services - related party	13,000,000	13,000	587,000	—	—	600,000
Warrant expense			15,000			15,000
Net loss	—	—	—	—	(2,470,514)	(2,470,514)
Balance, March 31, 2022	594,241,502	$594,243	$14,787,384	$—	$(15,366,176)	$15,451

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,470,514)	$(11,994,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	529,432	158,119
Stock based compensation	1,536,419	10,738,250
Stock based compensation – related party	90,000	—
Impairment expense	107,000	450,000
Gain on conversion of debt	(3,269)	—
Loss on issuance of convertible debt	219,366	79,130
Loss on settlement of debt	5,647	41,686
Change in fair value of derivative	(455,023)	143,686
Changes in Operating Assets and Liabilities:
Advances and deposits	13,000	(33,211)
Accounts payable	(3,014)	62,159
Accrued compensation	4,000	—
Accrued interest	30,718	12,344
Net Cash Used in Operating Activities	(396,238)	(342,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for exploration earn in option	—	(75,000)
Net Cash Used in Investing Activities	—	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	520,000	224,500
Proceeds from notes payable	75,000	334,990
Repayment of related party loan	(300,000)	(20,000)
Net Cash Provided by Financing Activities	295,000	539,490

Net Change in Cash	(101,238)	122,129
Cash at Beginning of Year	122,155	26
Cash at End of Year	$20,917	$122,155

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Related party debt settled with common stock	$—	$13,314
Common stock issued for conversion of debt	$545,079	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Consolidated Financial Statements

March 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company” “Altair”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 322 North Shore Drive, Building 1B, Suite 200, Pittsburgh, PA 15212.

Mining Lease

The Company is currently engaged in identifying and assessing new business opportunities. In this regard, the Company entered into a Mining Lease effective August 3, 2020 with Oliver Geoservices LLC ("OGS") under which the Company received an exclusive lease to mine certain unpatented lode mining claims known as the Walker Ridge located in Elko County, Nevada for a period of five years. The lease can be extended for an additional twenty years if certain extension payments are made within the term of the lease. The Company made an initial payment of $25,000 to secure the lease and is required to make advance royalty payments to maintain its exclusivity commencing January 31, 2021, starting at $25,000 and increasing in $25,000 increments each year for the initial five-year term to $100,000 as well as issuing common shares to OGS in accordance with the following schedule. No shares have been issued yet.

On or before December 1, 2021	500,000 common shares
On or before December 1, 2022	500,000 common shares
On or before December 1, 2023	750,000 common shares
On or before December 1, 2024	750,000 common shares

In addition, a 3% net smelter fee royalty is payable on all mineral production from the leased property.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which was filed as Exhibit 1.01 to a Form 8-K dated August 14, 2020. On December 1, 2021, an advanced royalty payment of $50,000 and 500,000 common shares were due to OGS per the terms of the lease agreement. The Company made the decision to not pursue the Walker Ridge project further, and after discussions with OGS, mutually agreed to terminate the agreement. To that effect, on April 13, 2022, the Company received a notice of termination from OGS.

The Company had previously planned to enter into license and distribution agreements for oral thin film nutraceutical products. This plan was abandoned in the 2017 fiscal year as the Company was unable to obtain the working capital required to bring the products to market.

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. ("AMLM") under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. During the 2021 calendar year, the Company satisfied roughly $52,000 of the year-one work commitment. The Earn-In Agreement with AMLM remains in good standing and the Company is exploring further work on the property, namely an secondary sampling program at greater depth, with a focus on the areas that showed the highest concentrations of Lithium. Although, the Company still holds its 10% interest, it has chosen to write down the asset to $0, due to the unknown outcome of planned exploration. The Company incurred a $75,000 impairment expense as a result.

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

The lithium extraction technology remains under development by SX and SXM.

EVLS

In August of 2021, the Company filed a patent application with the USPTO for its carbon nanotube/graphene based battery technology, which was comprised of 20 claims. In late November of 2021, we received a non-final rejection notice from the USPTO, citing a number of issues with the claims that would require amendment and/or modification. As we wish to submit a patent application with new ‘artwork,’ or technical drawings, we have decided to file a new patent application when feasible, as per USPTO policy an applicant cannot submit new artwork with an amended application. The technology remains viable, under further development, and, in our view, holds great potential to have a disruptive impact in the battery space.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and 2021.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended March 31, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,507
Total	$—	$—	$157,507

March 31, 2021

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$142,642
Total	$—	$—	$142,642

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2022 and 2021 the Company does not have any potentially dilutive shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,366,176 as of March 31, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The 2,500,000 shares issued were valued at $0.18 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. On August 23, 2021, the Company issued another 400,000 shares of common stock per the terms of the agreement. The shares issued were valued at $0.08 per share, the closing stock price on the date of grant, for total non-cash expense of $32,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount of $450,000 as of the year ended May 31, 2021 and the $32,000 as of the year ended May 31, 2022.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of March 31, 2022 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Conversions	Balance March 31, 2022
Thirty 05, LLC (1)	5/18/2020	5/18/2021	8%	$17,500	$—	$(17,500)	$—
Thirty 05, LLC (3)	8/14/2020	8/14/2021	8%	12,500	—	(12,500)	—
Thirty 05, LLC (3)	12/31/2020	12/20/2021	8%	75,000	—	(75,000)	—
EROP Enterprises(4)	4/23/2021	4/23/2022	8%	—	400,000	(400,000)	—
EROP Enterprises(5)	9/9/2021	9/9/2022	8%	—	25,000	—	25,000
Thirty 05, LLC (5)	9/22/2021	9/22/2022	8%	—	5,000	(5,000)	—
Thirty 05, LLC (5)	10/12/2021	10/12/2022	8%	—	2,500	(2,500)	—
Thirty 05, LLC (5)	11/12/2021	11/12/2022	8%	—	5,000	(5,000)	—
EROP Enterprises (5)	11/12/2021	11/12/2022	8%	—	30,000	—	30,000
EROP Enterprises (6)	1/12/2022	1/12/2023	8%	—	77,783	—	77,783
EROP Enterprises (6)	1/13/2022	1/13/2023	8%	—	25,000	—	25,000
Thirty 05, LLC (6)	1/25/2022	1/25/2023	8%	—	5,000	—	5,000
EROP Enterprises (7)	3/4/2022	3/4/2023	8%	—	20,000	—	20,000
Thirty 05, LLC (7)	3/7/2022	3/7/2023	8%	—	2,500	—	2,500
		Total		$105,000	$597,783	$(517,500)	$185,283
		Less Discount		$(63,023)			$(129,180)
		Total		$41,977			$56,103

Total accrued interest on the above Notes as of March 31, 2022 and 2021, is $4,780 and $3,339, respectively.

(1)	the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i) $0.25 or (ii) 70% of the lowest closing bid over the prior five trading days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 70% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.25 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(6)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.04 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(7)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2020	$—
Increase to derivative due to new issuances	198,322
Decrease to derivative due to conversion/repayments	(199,366)
Derivative gain due to mark to market adjustment	143,686
Balance at March 31, 2021	142,642
Increase to derivative due to new issuances	809,212
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(455,023)
Balance at March 31, 2022	$157,507

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022 is as follows:

Inputs	March 31, 2022	March 31, 2021
Stock price	$0.0255	$0.1547
Conversion price	$.0172	$.0973
Volatility (annual)	122.88% - 146.18%	518.04% - 159.93%
Risk-free rate	.44 - 1.63	.01 - .06
Dividend rate	—	—
Years to maturity	.44 - .93	.13 - .75

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$0.047 - 0.058	$0.4112 - 0.43
Conversion price	$0.0291 - 0.0452	$0.145 - 0.147
Volatility (annual)	91.3% – 141.8%	183.27% – 470.97%
Risk-free rate	.05% - .17%	.05%
Dividend rate	—	—
Years to maturity	.25 – 1.0	.27 – .89

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of March 31, 2022 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2021	Additions	Repayments		Balance March 31, 2022
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—		$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	—		9,990
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	—		5,000
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	—		20,000
EROP Enterprises, LLC	12/29/2020	12/29/2022	6%	100,000	—	(100,000)		—
EROP Enterprises, LLC	2/1/2021	12/29/2022	6%	100,000	—	(100,000)		—
EROP Enterprises, LLC	3/8/2021	3/8/2022	6%	100,000	—	(100,000)		—
EROP Enterprises, LLC	7/29/2021	7/29/2022	8%	—	75,000	(75,000)	(1)	—
			Total	$349,155	$75,000	$(375,000)		$49,155

(1)	– Note was exchange for the EROP convertible Note dated January 12, 2022.

Total accrued interest on the above notes payable as of March 31, 2022 and 2021 was $3,991 and $4,356, respectively.

NOTE 7 – COMMON STOCK

On October 1, 2021, the Company filed a Certificate of Amendment of its Articles of Incorporation increasing its authorized common stock to 5,000,000,000 shares (5 billion) and its preferred stock to 10,000,000 shares (10 million).

Shares issued for services

On September 1, 2020, the Company entered into a service agreement with Oliver Goeservices LLC for a term of one year. Per the terms of the agreement the Company will issue them 300,000 shares of common stock per month. As of March 31, 2021, 300,000 shares had not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $72,000. During the year ended March 31, 2022, the Company issued the 2,500,000 shares for total non-cash compensation of $240,000. All shares were valued at the closing stock price on the date of grant.

On December 9, 2020, the Company entered into two separate service agreements with Paul Pelosi to be a member of the Company's advisory board. Both agreements are for a term of one year. Per the terms of the agreements the Company will issue Mr. Pelosi a total of 6,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 3,000,000 shares issued on December 29, 2020, were valued at the closing stock price on the date of grant for total non-cash expense of $870,000. The 3,000,000 shares issued on June 30, 2021, were valued at the closing stock price on the date of grant for total non-cash expense of $330,000.

On December 14, 2020, the Company entered into a service agreement with Adam Fishman to be a member of the Company’s advisory board for a term of one year. Per the terms of the agreements the Company will issue Mr. Fishman 5,000,000 shares of common stock. 50% of the shares are to be issued and earned immediately with the other 50% issued and earned on June 30, 2021. The 2,500,000 shares issued on December 14, 2020, were valued at the closing stock price on the date of grant for total non-cash expense of $750,000. The 2,500,000 shares to be issued on June 30, 2021 was increased to 3,000,000 and were valued at the closing stock price on the date of grant for total non-cash expense of $330,000.

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

On March 19, 2021, the Company granted 2,500,000 shares of common stock for services for total non-cash expense of $450,000. As of March 31, 2021, the shares had not yet been issued by the transfer agent and were disclosed on the balance sheet as common stock to be issued of $450,000. The shares were issued on April 6, 2021.

On April 6, 2022, 2,500,000 shares of common stock were issued by the transfer agent that were disclosed as common stock to be issued of $450,000, on March 31, 2021.

During the year ended March 31, 2022, the Company issued 4,950,000 shares of common stock at $0.08 per share for total non-cash stock compensation of $388,000.

During the year ended March 31, 2022, the Company issued 241,500 shares of common stock at $0.12 per share for total non-cash stock compensation of $28,980.

During the year ended March 31, 2022, the Company issued 50,000 shares of common stock at $0.11 per share for total non-cash stock compensation of $5,500.

During the year ended March 31, 2022, the Company issued 100,000 shares of common stock at $0.09 per share for total non-cash stock compensation of $9,000.

During the year ended March 31, 2022, the Company issued 50,000 shares of common stock at $0.06 per share for total non-cash stock compensation of $3,000.

Shares issued for conversion of liabilities

During the year ended March 31, 2021, EROP Enterprises LLC, converted $104,500 and $3,579 of principal and interest, respectively, into 734,820 shares of common stock.

During the year ended March 31, 2021, Williams Ten, LLC, converted $15,000 and $930 of principal and interest, respectively, into 109,862 shares of common stock.

During the year ended March 31, 2022, the Company issued 241,500 shares of common stock at $0.12 per share for accounts payable due of $24,150. A $4,830 loss was recognized on the issuance.

During the year ended March 31, 2022, the Company issued 250,000 shares of common stock at $0.08 per share for accounts payable due of $20,000.

During the year ended March 31, 2022, the Company issued 50,000 shares of common stock at $0.11 per share for accounts payable due of $5,000.  A $3,269 gain was recognized on the issuance.

During the year ended March 31, 2022, the Company issued 100,000 shares of common stock at $0.09 per share for settlement of accounts payable of $8,412.

During the year ended March 31, 2022, the Company issued 14,522,767 shares of common stock for conversion of $517,500 and $27,579 of principal and interest, respectively.

Refer to Note 9 for shares issued to related parties.

NOTE 8 – WARRANTS

On October 15, 2020, the Company entered into a service agreement with a third party for a term of six months. Per the terms of the agreement the party was granted 1,000,000 warrants to purchase shares of common stock. The warrant vest on April 15, 2021.

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants totaled $180,000 based on the Black Scholes Merton pricing model using the following estimates: stock price of $0.18, exercise price of $0.25, 1.57% risk free rate, 735.46% volatility and expected life of the warrants of 3 years. The value of the warrants is being amortized to expense over the six-month term of the agreement. During the years ended March 31, 2022 and 2021, the Company recognized $15,000 and $165,000 of the expense, respectively.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2020	—	$—	$—	$—
Issued	1,000,000	$0.25	$0.18	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2021	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—

Exercisable, March 31, 2022	1,000,00	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 3/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	1.54 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

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

During the year ended March 31, 2022, Company paid Mr. Leonard Lovallo $40,000 for his role as Chief Executive Office and President of the Company.

During the year ended March 31, 2022, the Company issued 3,000,000 shares of common stock to Matthew Kiang, COO of EV Lithium. The shares were issued at $0.08 per share for total non-cash stock compensation of $240,000.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock. The shares were valued at $0.036, for total expense of $360,000, which is being amortized over the one-year term.

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

The provision for Federal income tax consists of the following March 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$503,000	$3,118,600
Less: valuation allowance	(503,000)	(3,118,600)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$3,211,000	$1,965,000
Less: valuation allowance	(3,211,000)	(1,965,000)
Net deferred tax asset	$—	$—

At March 31, 2022, the Company had net operating loss carry forwards of approximately $3,211,000 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On May 19, 2022, the Company issued a convertible promissory to Thirty 05, LLC, in the amount of $15,000. The note accrues interest at 8% and matures in one year. The note is convertible at the lower of $0.02 or a 30% discount.

On May 24, 2022, the Company issued a convertible promissory to EROP Enterprises, LLC, in the amount of $15,000. The note accrues interest at 8% and matures in one year. The note is convertible at the lower of $0.02 or a 30% discount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2022.

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

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2022, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name and Address of Executive Officer and/or Director	Age	Position
Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	41	CEO and Director

Ramzi Khoury 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	65	Independent Director

Leonard Lovallo

On May 5, 2020, the Board of Directors appointed Leonard Lovallo as a new independent member of the Board. On August 31, 2020, the Board of Directors appointed Mr. Lovallo as the new CEO

Mr. Lovallo, is Managing Member of Millennial Investments, LLC, a consulting firm that he controls, through which he has, since 2014, assisted public and private companies in the areas of mergers, acquisitions, debt restructuring, equity investments and corporate governance. Mr. Lovallo graduated from the State University of New York (Buffalo) with a BA in psychology. The Company believes that the business experience of Mr. Lovallo with the growth and financial structuring of public and private companies qualifies him to be a valuable member of the Board.

Ramzi Khoury

On February 8, 2021, the Board of Directors of the registrant appointed Ramzi Khoury, as a member of the Board of Directors of the Company to fill a vacancy on its Board of Directors. Since 2011, Ramzi Khoury has served as CEO of Forinstrats Limited, a company formed under the laws of the United Kingdom. Prior to this Mr. Khoury has been employed with a number of multinational companies, including Hampton International in London; Gillette International in Boston, and MBM-Kellogg Brown & Root, Oil & Gas Division, in Abu Dhabi. Mr. Khoury graduated from American University of Beirut with a BBA in Business Administration. In connection with his being appointed as a member of the Board of Directors of the registrant. Altair International believes that Mr. Khoury’s international business experience makes him qualified to be a member of its Board of Directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended March 31, 2022, we believe all necessary forms have been filed.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended March 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Summary Compensation

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Leonard Lovallo	2022	$40,000	$0	$90,000	$0	$0	$0	$0	$130,000
CEO and Director	2021	$12,000	$0	$6,780,000	$0	$0	$0	$0	$6,792,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Officers and Directors		Common Shares
Common Stock	Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	36,000,000	6.06%
Common Stock	Ramzi Khoury 11 Rue Jean Jaures Creteil, France 94000	2,000,000	0.34%
All Officers and Directors as a Group (2 persons)		38,000,000	6.40%

5% Beneficial Owners
Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	244,593,050	41.1%
Common Stock	Saeb Jannoun 3005 Hoedt Rd Tampa, FL 33618	41,617,412	7.0%
All Other Beneficial Owners as a Group (2 persons)		286,210,462	48.10%

The percent of class is based on 594,241,502 shares of common stock issued and outstanding as of the date of this annual report.

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

During the year ended March 31, 2022, the Company issued 3,000,000 shares of common stock to Matthew Kiang, COO of EV Lithium. The shares were issued at $0.08 per share for total non-cash stock compensation of $240,000

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock. The shares were valued at $0.036, for total expense of $360,000. The value of the shares is being amortized over the service period of one year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended March 31, 2022 and 2021 amounted to $15,000 and $12,000, respectively.

Audit-Related Fees

During the fiscal years ended March 31, 2022 and 2021 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended March 31, 2022 and 2021 was $0.

All Other Fees

During the fiscal years ended March 31, 2022 and 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Number	Description
31.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item	16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: July 12, 2022

By:   /s/ Leonard Lovallo

Leonard Lovallo

President, CEO and Director

