Form 10-Q
period 2022-06-30
ALTAIR INTERNATIONAL CORP.
filed 2022-08-12
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: ___________________________________________________________

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 30, 2022, there were 601,348,180 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$29,809	$20,917
Prepaid stock compensation	180,000	270,000
Total Current Assets	209,809	290,917

Total Assets	$209,809	$290,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$20,500	$—
Accrued compensation	9,000	4,000
Loans payable	49,155	49,155
Interest payable	11,228	8,701
Convertible notes payable, net of debt discount of $99,677 and $129,180, respectively	90,606	56,103
Derivative liability	147,305	157,507
Total Current Liabilities	327,794	275,466
Total Liabilities	327,794	275,466

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 597,185,738 and 594,241,502 shares issued and outstanding, respectively	597,187	594,243
Common stock to be issued	—	—
Additional paid in capital	14,848,301	14,787,384
Accumulated deficit	(15,563,473)	(15,366,176)
Total Stockholders' Equity (Deficit)	(117,985)	15,451
Total Liabilities and Stockholders' Deficit	$209,809	$290,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,
	2022	2021
Operating Expenses:
Mining exploration expense	$—	$166,017
Consulting	—	697,769
Compensation – related party	102,000	12,000
Director fees	7,500	7,500
General and administrative	32,108	66,429
Total operating expenses	141,608	949,715

Loss from operations	(141,608)	(949,715)

Other Income (Expense):
Interest expense	(63,855)	(94,270)
Gain on conversion of debt	—	3,269
Change in fair value derivative	14,315	259,405
Loss on settlement of debt	—	(4,830)
Loss on issuance of convertible debt	(6,149)	(207,911)
Total other expense	(55,689)	(44,337)

Loss before provision for income taxes	(197,297)	(994,052)
Provision for income taxes	—	—

Net Loss	$(197,297)	$(994,052)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	595,179,775	553,170,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)
	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	594,241,502	$594,243	$14,787,384	$(15,366,176)	$15,451
Shares issued for debt	2,944,236	2,944	60,917	—	63,861
Net loss	—	—	—	(197,297)	(197,297)
Balance, June 30, 2022	597,185,738	$597,187	$14,848,301	$(15,563,473)	$(117,985)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188	—	—	34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	—	768,000
Net loss	—	—	—	—	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	$556,420	$12,372,061	$390,000	$(13,889,714)	$(571,233)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(197,297)	$(994,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	60,001	87,666
Stock based compensation	90,000	768,000
Gain on conversion of debt	—	(3,269)
Loss on issuance of convertible debt	6,149	207,911
Loss on settlement of debt	—	4,830
Change in fair value of derivative	(14,315)	(259,405)
Changes in Operating Assets and Liabilities:
Advances and deposits	—	10,000
Accounts payable	20,500	6,074
Accrued compensation	5,000	—
Accrued interest	3,854	2,335
Net Cash Used in Operating Activities	(26,108)	(169,910)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	35,000	400,000
Repayment of related party loan	—	(300,000)
Net Cash Provided by Financing Activities	35,000	100,000

Net Change in Cash	8,892	(69,910)
Cash at Beginning of Period	20,917	122,155
Cash at End of Period	$29,809	$52,245

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$63,861	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending June 30, 2022, and not necessarily indicative of the results to be expected for the full year ending March 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and March 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the three months ended June 30, 2022, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$147,305
Total	$—	$—	$147,305

March 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,507
Total	$—	$—	$157,507

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,563,473 as of June 30, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The 2,500,000 shares issued were valued at $0.18 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. On August 23, 2021, the Company issued another 400,000 shares of common stock per the terms of the agreement. The shares issued were valued at $0.08 per share, the closing stock price on the date of grant, for total non-cash expense of $32,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount of $450,000 as of the year ended March 31, 2021 and the $32,000 as of the year ended March 31, 2022.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of June 30, 2022, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 30, 2022	Additions	Conversions	Balance June 30, 2022
EROP Enterprises (1)	9/9/2021	9/9/2022	8%	$25,000	$—	$—	$25,000
EROP Enterprises (1)	11/12/2021	11/12/2022	8%	$30,000	$—	$(30,000)	$—
EROP Enterprises (2)	1/12/2022	1/12/2023	8%	$77,783	$—	$—	$77,783
EROP Enterprises (2)	1/13/2022	1/13/2023	8%	$25,000	$—	$—	$25,000
Thirty 05, LLC (2)	1/25/2022	1/25/2023	8%	$5,000	$—	$—	$5,000
EROP Enterprises (3)	3/4/2022	3/4/2023	8%	$20,000	$—	$—	$20,000
Thirty 05, LLC (3)	3/7/2022	3/7/2023	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (3)	5/19/2022	5/19/2023	8%	$—	$15,000	$—	$15,000
EROP Enterprises (3)	5/24/2022	5/24/2023	8%	—	20,000	—	20,000
		Total		$185,283	$35,000	$(30,000)	$190,283
		Less Discount		$(129,180)			$(99,677)
		Total		$56,103			$90,606

Total accrued interest on the above Notes as of June 30, 2022 and March 31, 2022, is $6,518 and $4,780, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.04 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2021	$142,642
Increase to derivative due to new issuances	809,212
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(455,023)
Balance at March 31, 2022	157,507
Increase to derivative due to new issuances	36,647
Decrease to derivative due to conversion/repayments	(32,534)
Derivative gain due to mark to market adjustment	(14,315)
Balance at June 30, 2022	$147,305

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022 and March 31, 2022, is as follows:

Inputs	June 30, 2022	March 31, 2022
Stock price	$0.017	$0.0255
Conversion price	$0.0119	$0.0172
Volatility (annual)	135.20% - 167.98%	122.88% - 146.18%
Risk-free rate	2.66 - 1.68	.44 - 1.63
Dividend rate	—	—
Years to maturity	.19 - .90	.44 - .93

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	June 30, 2022	March 31, 2022
Stock price	$0.0195	$0.4112 - 0.43
Conversion price	$0.0106	$0.145 - 0.147
Volatility (annual)	145.97%	183.27% – 470.97%
Risk-free rate	1.15%	.05%
Dividend rate	—	—
Years to maturity	.45	.27 – .89

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of June 30, 2022 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Repayments	Balance June 30, 2022
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	—	9,990
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	—	5,000
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	—	20,000
			Total	$49,155	$—	$—	$49,155

Total accrued interest on the above notes payable as of June 30, 2022 and March 31, 2022 was $4,710 and $3,991, respectively.

NOTE 7 – COMMON STOCK

During the three months ended June 30, 2022, EROP Enterprises LLC, converted $30,000 and $1,327 of principal and interest, respectively, into 2,944,236 shares of common stock.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Exercisable, June 30, 2022	1,000,00	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 6/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	1.29 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of June 30, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022 and 2021, the Company paid Mr. Leonard Lovallo $12,000 and $12,000 for his role as Chief Executive Office and President of the Company.

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

On July 12, 2022, EROP Enterprises LLC, converted $25,000 and $1,682 of principal and interest, respectively, into 2,178,231 shares of common stock.

On July 19, 2022, the Company and Byron Hampton entered into an agreement to convert the three outstanding notes due to Mr. Hampton for a total of $39,684, into a single convertible note. The Company issued Mr. Hampton a convertible promissory note for $39,684 on July 19, 2022. The note accrues interest at 8% and matures in one year. The principal and any accrued interest is convertible at any time into shares of common stock at $0.02 per share.

On July 22, 2022, Mr. Hampton, converted the note payable of $39,684 into 1,984,211 shares of common stock.

On August 11, 2022, the Company issued a Non-Convertible Promissory Note for $50,000 to EROP Enterprises, LLC, The Note bears interest at 8% per annum, of which six months is guaranteed, and matures in one year.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We continue to invest in the research and development of this technology and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology, and on August 6, 2021, the Company filed its first patent application for this technology, which referenced 20 claims. In December 2021, we received a non-final rejection of the claims on various grounds and we have since determined that the most prudent course of action will be to file a new patent application rather than amend the existing application. We do not currently have an established timeline for our filing of a new patent application.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and accordingly do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and\or private placements of common stock. No assurance can be given that such funds will be available.

Results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended June 30, 2022 was $0 compared to $166,017 for the three months ended June 30, 2021. The Company’s mining and exploration expense has decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the three months ended June 30, 2022 was $0 compared to $697,769 for the three months ended June 30, 2021. In the prior period we granted 6,000,000 shares of common stock for total non-cash consulting expense of $660,000. In addition to the stock compensation, we incurred additional expense in the prior period for consultants who are not currently doing any work for the Company.

Compensation expense – related party, for the three months ended June 30, 2022 was $102,000 compared to $12,000 for the three months ended June 30, 2021. The Company incurs compensation expense for its CEO. In the current period we recognized $90,000 of stock compensation expense from shares issued in the prior period for which their value is being amortized over the term of the CEO’s employment agreement.

Director fees for the three months ended June 30, 2022, was $7,500 compared to $7,500 for the three months ended June 30, 2021.

General and administrative expense for the three months ended June 30, 2022, was $32,108 compared to $66,429 for the three months ended June 30, 2021. In the current period are larger expenses were for professional fees of $12,500, and other outside services of $16,000. In the prior period professional fees were $17,400, and our expenses for OTC fees and the transfer agent were higher than in the current period.

Other Expense

Total other expense for the three months ended June 30, 2022, was $5,589, consisting of $63,855 of interest expense, which includes $60,001 of debt discount amortization, a gain on the change in the fair value of derivative of $14,315 and a loss on the issuance of convertible debt of $6,149. Total other expense for the three months ended June 30, 2021, was $44,337, consisting of $94,270 of interest expense, which includes $87,666 of debt discount amortization, a gain on the change in the fair value of derivative of $259,405, a loss on the issuance of convertible debt of $207,911, and a loss on the settlement of debt of $4,830.

Net Loss

Net loss for the three months ended June 30, 2022 was $197,297, in comparison to a net loss of $994,052 for the three months ended June 30, 2021. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense we incurred in the prior period.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the three months ended June 30, 2022, the Company used $26,108 of cash for operating activities compared to $169,910 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three months ended June 30, 2022, the Company received $35,000 of cash from the issuance of new convertible notes. In the prior period we received $400,000 of cash from the issuance of convertible notes which was offset by payments of $300,000 to repay related party debt.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

ALTAIR INTERNATIONAL CORP.

Dated: August 12, 2022

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

