Form 10-Q
period 2022-09-30
ALTAIR INTERNATIONAL CORP.
filed 2022-11-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2022

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

As of November 11, 2022, there were 611,063,506 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$15,941	$20,917
Prepaid stock compensation	90,000	270,000
Total Current Assets	105,941	290,917

Total Assets	$105,941	$290,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$19,500	$—
Accrued compensation	16,500	4,000
Due to a related party	5,264	—
Loans payable	64,165	49,155
Interest payable	2,905	8,701
Convertible notes payable, net of debt discount of $30,051 and $129,180, respectively	32,449	56,103
Derivative liability	66,157	157,507
Total Current Liabilities	206,940	275,466
Total Liabilities	206,940	275,466

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 609,069,009 and 594,241,502 shares issued and outstanding, respectively	609,070	594,243
Additional paid in capital	15,175,020	14,787,384
Accumulated deficit	(15,885,089)	(15,366,176)
Total Stockholders' Equity (Deficit)	(100,999)	15,451
Total Liabilities and Stockholders' Deficit	$105,941	$290,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses:
Mining exploration expense	$—	$165,513	$—	$331,530
Consulting	—	595,093	—	1,292,862
Compensation - related party	102,000	12,000	204,000	24,000
Director fees	7,500	7,500	15,000	15,000
General and administrative	56,132	58,483	88,240	124,912
Total operating expenses	165,632	838,589	307,240	1,788,304

Loss from operations	(165,632)	(838,589)	(307,240)	(1,788,304)

Other Income (Expense):
Interest expense	(72,448)	(136,392)	(136,303)	(230,662)
Other expense	—	(32,000)	—	(32,000)
Gain on conversion of debt	29,823	—	29,823	3,269
Change in fair value	(113,359)	190,761	(99,044)	450,166
Loss on settlement of debt	—	(817)	—	(5,647)
Loss on issuance of convertible debt	—	(2,372)	(6,149)	(210,283)
Total other income (expense)	(155,984)	19,180	(211,673)	(25,157)

Loss before provision for income taxes	(321,616)	(819,409)	(518,913)	(1,813,461)
Provision for income taxes	—	—	—	—

Net Loss	$(321,616)	$(819,409)	$(518,913)	$(1,813,461)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	604,785,680	564,634,496	600,008,973	558,933,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	594,241,502	$594,243	$14,787,384	$(15,366,176)	$15,451
Shares issued for debt	2,944,236	2,944	60,917	—	63,861
Net loss	—	—	—	(197,297)	(197,297)
Balance, June 30, 2022	597,185,738	597,187	14,848,301	$(15,563,473)	(117,985)
Shares issued for debt	11,883,271	11,883	326,719	—	338,602
Net loss	—	—	—	(321,616)	(321,616)
Balance, September 30, 2022	609,069,009	$609,070	$15,175,020	$(15,885,089)	$(100,999)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188	—	—	34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	—	768,000
Net loss	—	—	—	—	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	556,420	12,372,061	390,000	(13,889,714)	(571,233)
Shares issued for debt	250,000	250	11,850	26,900	—	39,000
Shares issued for services	12,350,000	12,350	1,113,650	(382,000)	—	744,000
Net loss	—	—	—	—	(819,409)	(819,409)
Balance, September 30, 2021	569,018,735	$569,020	$13,497,561	$34,900	$(14,709,123)	$(607,642)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(518,913)	$(1,813,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	129,628	210,956
Stock based compensation	180,000	1,525,000
Gain on conversion of debt	(29,823)	(3,269)
Loss on issuance of convertible debt	6,149	210,283
Loss on settlement of debt	—	5,647
Change in fair value of derivative	99,044	(450,166)
Changes in Operating Assets and Liabilities:
Prepaids		(7,797)
Advances and deposits	—	10,000
Accounts payable	19,500	(1,449)
Accrued compensation	12,500	—
Due to a related party	5,264	—
Accrued interest	6,675	15,437
Net Cash Used in Operating Activities	(89,976)	(298,819)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	35,000	430,000
Proceeds from notes payable	50,000	75,000
Repayment of related party loan	—	(300,000)
Net Cash Provided by Financing Activities	85,000	205,000

Net Change in Cash	(4,976)	(93,819)
Cash at Beginning of Period	20,917	122,155
Cash at End of Period	$15,941	$28,336

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$205,244	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALTAIR INTERNATIONAL CORP. (the “Company” “Altair”) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s physical address is 322 North Shore Drive, Building 1B, Suite 200, Pittsburgh, PA 15212.

License and Royalty Agreement

On February 10, 2021, the Company entered into a License and Royalty Agreement (the “License Agreement”) with St-Georges Eco-Mining Corp. (“SX”) and St-Georges Metallurgy Corp. (“SXM”) under which Altair has received a perpetual, non-exclusive license from SX of its lithium extraction technology for Altair to develop its lithium bearing prospects in the United States and SXM’s EV battery recycling technology for which Altair has agreed to act as exclusive master agent to promote the licensing and deployment of the EV battery recycling technology in North America. Altair has agreed to provide SX with a net revenue interest royalty on all metals and minerals extracted (the “Products”) and sold from Altair’s mineral interests in the United States and SX has agreed to provide Altair with a 1% trailer fee on any royalty received by SX from the licensing of the SX EV battery recycling technology to each licensee of the SX EV battery recycling technology referred by Altair or Altair’s sub-agents. Altair will pay a royalty of 5% of the net revenue received by Altair for sales of Products using the lithium extraction technology which decreases to 3% of the net revenue on all payments in excess of US $8,000,000 of production on an annualized basis.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending September 30, 2022, and not necessarily indicative of the results to be expected for the full year ending March 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and March 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the six months ended September 30, 2022, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$66,157
Total	$—	$—	$66,157

March 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,507
Total	$—	$—	$157,507

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,885,089 as of September 30, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of September 30, 2022, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Conversions	Balance September 30, 2022
EROP Enterprises (1)	9/9/2021	9/9/2022	8%	$25,000	$—	$(25,000)	$—
EROP Enterprises (1)	11/12/2021	11/12/2022	8%	$30,000	$—	$(30,000)	$—
EROP Enterprises (2)	1/12/2022	1/12/2023	8%	$77,783	$—	$(77,783)	$—
EROP Enterprises (2)	1/13/2022	1/13/2023	8%	$25,000	$—	$(25,000)	$—
Thirty 05, LLC (2)	1/25/2022	1/25/2023	8%	$5,000	$—	$—	$5,000
EROP Enterprises (3)	3/4/2022	3/4/2023	8%	$20,000	$—	$—	$20,000
Thirty 05, LLC (3)	3/7/2022	3/7/2023	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (3)	5/19/2022	5/19/2023	8%	$—	$15,000	$—	$15,000
EROP Enterprises (3)	5/24/2022	5/24/2023	8%	—	20,000	—	20,000
		Total		$185,283	$35,000	$(157,783)	$62,500
		Less Discount		$(129,180)			$(30,051)
		Total		$56,103			$32,449

Total accrued interest on the above Notes as of September 30, 2022 and March 31, 2022, is $2,905 and $4,780, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.04 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2021	$142,642
Increase to derivative due to new issuances	809,212
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(455,023)
Balance at March 31, 2022	157,507
Increase to derivative due to new issuances	36,647
Decrease to derivative due to conversion/repayments	(227,041)
Derivative loss due to mark to market adjustment	99,044
Balance at September 30, 2022	$66,157

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022 and March 31, 2022, is as follows:

Inputs	September 30, 2022	March 31, 2022
Stock price	$0.019	$0.0255
Conversion price	$0.0114	$0.0172
Volatility (annual)	220.21% - 164.70%	122.88% - 146.18%
Risk-free rate	3.33 - 3.92	.44 - 1.63
Dividend rate	—	—
Years to maturity	.32 - .65	.44 - .93

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	September 30, 2022	March 31, 2022
Stock price	$0.019 – 0.034	$0.4112 - 0.43
Conversion price	$0.0106 – 0.0139	$0.145 - 0.147
Volatility (annual)	140.81 – 171.1%	183.27% – 470.97%
Risk-free rate	1.15 – 2.62%	.05%
Dividend rate	—	—
Years to maturity	.25 – .45	.27 – .89

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of September 30, 2022 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Repayments	Balance September 30, 2022
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	(9,990)	—
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	(5,000)	—
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	(20,000)	—
EROP Enterprises	8/11/2022	8/11/2023	8%	—	50,000	—	50,000
			Total	$49,155	$50,000	$(34,990)	$64,165

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

Total accrued interest on the above notes payable as of September 30, 2022 and March 31, 2022 was $567 and $3,991, respectively.

NOTE 7 – COMMON STOCK

During the six months ended September 30, 2022, EROP Enterprises LLC, converted $157,783 and $7,777 of principal and interest, respectively, into 12,843,296 shares of common stock.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Exercisable, September 30, 2022	1,000,00	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	1.04 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2022 and 2021, the Company paid Mr. Leonard Lovallo $24,000 and $24,000 for his role as Chief Executive Office and President of the Company.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock. The shares were valued at $0.036, for total expense of $360,000, which is being amortized over the one-year term.

As of September 30, 2022, the Company has accrued $12,500 of compensation expense due to Ramzi Khoury for Director fees.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On October 6, 2022, EROP Enterprises LLC, converted $20,000 and $944 of principal and interest, respectively, into 1,994,497 shares of common stock.

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. (“AMLM”) under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. In July 2021, the Company undertook a sampling and testing program on the Stonewall lithium project, which returned results showing anomalous lithium content. During 2022, Altair satisfied payment of the claim fees due to the Unites States Bureau of Land Management, and in August of 2022, Altair and AMLM entered into a 2nd Amendment to the original Earn-In Agreement, which, among other things, detailed that that parties agreed that the 2021 Calendar Year work commitment had been satisfied, and made certain changes to the required Annual Work Commitments required to be satisfied by Altair for the ’22, ’23, and ’24 calendar years. Further sampling and testing will be required to advance the Stonewall project.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We continue to invest in the research and development of this technology and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology, and on August 6, 2021, the Company filed its first patent application for this technology, which referenced 20 claims. In December 2021, we received a non-final rejection of the claims on various grounds and we have since determined that the most prudent course of action will be to file a new patent application rather than amend the existing application. We do not currently have an established timeline for our filing of a new patent application. We have eliminated the use of lithium in our battery platform, resulting in a technology which does not rely on any electrochemical reactions. This development results in an energy supply with a cost that will not be affected by the fluctuations in global lithium prices, and carries no risk of fire as lithium batteries do. We are currently and actively exploring options for commercialization of this technology, which we have named our Energy Storage Unit, or ESU.

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

Results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended September 30, 2022 was $0 compared to $165,513 for the three months ended September 30, 2021. The Company’s mining and exploration expense has decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the three months ended September 30, 2022 was $0 compared to $595,093 for the three months ended September 30, 2021. In the prior period we granted 7,250,000 shares of common stock for total non-cash consulting expense of $572,000. In addition to the stock compensation, we incurred additional expense in the prior period for consultants who are not currently doing any work for the Company.

Compensation expense – related party, for the three months ended September 30, 2022 was $102,000 compared to $12,000 for the three months ended September 30, 2021. The Company incurs compensation expense for its CEO. In the current period we recognized $90,000 of stock compensation expense from shares issued in the prior period for which their value is being amortized over the term of the CEO’s employment agreement.

Director fees for the three months ended September 30, 2022, was $7,500 compared to $7,500 for the three months ended September 30, 2021.

General and administrative expense for the three months ended September 30, 2022, was $56,132 compared to $58,483 for the three months ended September 30, 2021. In the current period are larger expenses were for professional fees of $14,500, and other outside services of $16,000. In the prior period professional fees were $30,637, and our expenses for OTC fees and the transfer agent were higher than in the current period.

Other Expense

Total other expense for the three months ended September 30, 2022, was $155,984, consisting of $72,448 of interest expense, which includes $69,626 of debt discount amortization and a loss on the change in the fair value of derivative of $113,359 and a gain on conversion of debt of $29,823. Total other income for the three months ended September 30, 2021, was $19,180, consisting of $136,392 of interest expense, which includes $123,290 of debt discount amortization, a gain on the change in the fair value of derivative of $190,761, a loss on the issuance of convertible debt of $2,372, and a loss on the settlement of debt of $817.

Net Loss

Net loss for the three months ended September 30, 2022, was $321,616 in comparison to a net loss of $819,409 for the three months ended September 30, 2021. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense we incurred in the prior period.

Results of operations for the six months ended September 30, 2022 compared to the six months ended September 30, 2021.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the six months ended September 30, 2022 was $0 compared to $331,530 for the six months ended September 30, 2021. The Company’s mining and exploration expense has decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the six months ended September 30, 2022 was $0 compared to $1,292,862 for the six months ended September 30, 2021. In the prior period we granted 13,250,000 shares of common stock for total non-cash consulting expense of $1,240,000. In addition to the stock compensation, we incurred additional expense in the prior period for consultants who are not currently doing any work for the Company.

Compensation expense – related party, for the six months ended September 30, 2022 was $204,000 compared to $24,000 for the six months ended September 30, 2021. The Company incurs compensation expense for its CEO. In the current period we recognized $180,000 of stock compensation expense from shares issued in the prior period for which their value is being amortized over the term of the CEO’s employment agreement.

Director fees for the six months ended September 30, 2022, was $15,000 compared to $15,000 for the six months ended September 30, 2021.

General and administrative expense for the six months ended September 30, 2022, was $88,240 compared to $124,912 for the six months ended September 30, 2021. In the current period are larger expenses were for professional fees of $27,000 and other outside services of $28,000. In the prior period professional fees were $48,000, and our expenses for OTC fees and the transfer agent were higher than in the current period.

Other Expense

Total other expense for the six months ended September 30, 2022, was $211,673, consisting of $136,303 of interest expense, which includes $129,627 of debt discount amortization, a loss on the change in the fair value of derivative of $99,044, a loss on the issuance of convertible debt of $6,149 and a gain on conversion of debt of $29,823. Total other expense for the six months ended September 30, 2021, was $25,157, consisting of $230,662 of interest expense, which includes $210,952 of debt discount amortization, a gain on the change in the fair value of derivative of $450,166, a loss on the issuance of convertible debt of $210,283, and a loss on the settlement of debt of $5,647.

Net Loss

Net loss for the six months ended September 30, 2022 was $518,913, in comparison to a net loss of $1,813,461 for the six months ended September 30, 2021. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense we incurred in the prior period.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the six months ended September 30, 2022, the Company used $89,976 of cash for operating activities compared to $298,819 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six months ended September 30, 2022, the Company received $35,000 of cash from the issuance of new convertible notes and $50,000 from the issuance of a non-convertible note. In the prior period we received $430,000 of cash from the issuance of convertible notes, $75,000 from the issuance of a non-convertible notes, which was offset by payments of $300,000 to repay related party debt.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

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

Dated: November 14, 2022

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

