Form 10-Q
period 2022-12-31
ALTAIR INTERNATIONAL CORP.
filed 2023-02-10
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2022

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

As of February 2, 2023, there were 612,813,506 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$25,518	$20,917
Prepaid stock compensation	—	270,000
Total Current Assets	25,518	290,917

Total Assets	$25,518	$290,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$38,500	$—
Accrued compensation	6,000	4,000
Loans payable	14,165	49,155
Interest payable	3,175	8,701
Convertible notes payable, net of debt discount of $95,531 and $129,180, respectively	33,413	56,103
Derivative liability	126,410	157,507
Total Current Liabilities	221,663	275,466
Total Liabilities	221,663	275,466

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 612,813,506 and 594,241,502 shares issued and outstanding, respectively	612,814	594,243
Additional paid in capital	15,221,898	14,787,384
Accumulated deficit	(16,030,857)	(15,366,176)
Total Stockholders' Equity (Deficit)	(196,145)	15,451
Total Liabilities and Stockholders' Deficit	$25,518	$290,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2022	2021	2022	2021
Operating Expenses:
Mining exploration expense	$—	$32,797	$—	$364,327
Consulting	—	10,000	—	1,302,862
Compensation - related party	102,000	12,000	306,000	36,000
Director fees	10,000	7,500	25,000	22,500
General and administrative	29,159	37,822	117,399	162,734
Total operating expenses	141,159	100,119	448,399	1,888,423

Loss from operations	(141,159)	(100,119)	(448,399)	(1,888,423)

Other Income (Expense):
Interest expense	(22,988)	(289,909)	(159,291)	(520,571)
Impairment expense	—		—	(32,000)
Gain on conversion of debt	8,317	—	38,140	3,269
Change in fair value	11,692	(7,520)	(87,352)	442,646
Loss on settlement of debt	—		—	(5,647)
Loss on issuance of convertible debt	(1,630)	(5,327)	(7,779)	(215,610)
Total other expense	(4,609)	(302,756)	(216,282)	(327,913)

Loss before provision for income taxes	(145,768)	(402,875)	(664,681)	(2,216,336)
Provision for income taxes	—	—	—	—

Net Loss	$(145,768)	$(402,875)	$(664,681)	$(2,216,336)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	610,749,365	580,079,413	609,602,123	566,007,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	594,241,502	$594,243	$14,787,384	$(15,366,176)	$15,451
Shares issued for debt	2,944,236	2,944	60,917	—	63,861
Net loss	—	—	—	(197,297)	(197,297)
Balance, June 30, 2022	597,185,738	597,187	14,848,301	(15,563,473)	(117,985)
Shares issued for debt	11,883,271	11,883	326,719	—	338,602
Net loss	—	—	—	(321,616)	(321,616)
Balance, September 30, 2022	609,069,009	609,070	15,175,020	(15,885,089)	(100,999)
Shares issued for debt	1,944,497	1,994	26,128	—	28,122
Shares issued for payable – related party	1,750,000	1,750	20,750	—	22,500
Net loss	—	—	—	(145,768)	(145,768)
Balance, December 31, 2022	612,813,506	$612,814	$15,221,898	$(16,030,857)	$(196,145)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2021	550,027,235	$550,028	$11,443,973	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	291,500	292	34,188	—	—	34,480
Shares issued for services	6,100,000	6,100	893,900	(132,000)	—	768,000
Net loss	—	—	—	—	(994,052)	(994,052)
Balance, June 30, 2021	556,418,735	556,420	12,372,061	390,000	(13,889,714)	(571,233)
Shares issued for debt	250,000	250	20,750	18,000	—	30,100
Shares issued for services	12,350,000	12,350	1,113,650	(382,000)	—	744,000
Net loss	—	—	—	—	(819,409)	(819,409)
Balance, September 30, 2021	569,018,735	569,020	13,506,461	26,000	(14,709,123)	(607,642)
Shares issued for services	700,000	700	40,300	(26,000)	—	15,000
Shares issued for debt	14,522,767	14,523	875,623	—	—	890,146
Net loss	—	—	—	—	(402,875)	(402,875)
Balance, December 31, 2021	584,241,502	$584,243	$14,422,384	$—	$(15,111,998)	$(105,371)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(664,681)	$(2,216,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	149,958	489,688
Stock based compensation	270,000	1,536,419
Gain on conversion of debt	(38,140)	(3,269)
Loss on issuance of convertible debt	7,779	215,610
Change in fair value of derivative	87,352	(442,646)
Changes in Operating Assets and Liabilities:
Advances and deposits	—	35,000
Accounts payable	41,000	(720)
Accrued compensation	22,000	4,000
Accrued interest	9,333	26,614
Net Cash Used in Operating Activities	(115,399)	(355,640)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	70,000	467,500
Proceeds from notes payable	50,000	75,000
Repayment of related party loan	—	(300,000))
Net Cash Provided by Financing Activities	120,000	242,500

Net Change in Cash	4,601	(113,140)
Cash at Beginning of Period	20,917	122,155
Cash at End of Period	$25,518	$9,015

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$253,465	$545,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending December 31, 2022, and not necessarily indicative of the results to be expected for the full year ending March 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and March 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the nine months ended December 31, 2022, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$126,410
Total	$—	$—	$126,410

March 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,507
Total	$—	$—	$157,507

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $16,030,857 as of December 31, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of December 31, 2022, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Conversions	Balance December 31, 2022
EROP Enterprises (1)	9/9/2021	9/9/2022	8%	$25,000	$—	$(25,000)	$—
EROP Enterprises (1)	11/12/2021	11/12/2022	8%	$30,000	$—	$(30,000)	$—
EROP Enterprises (2)	1/12/2022	1/12/2023	8%	$77,783	$—	$(77,783)	$—
EROP Enterprises (2)	1/13/2022	1/13/2023	8%	$25,000	$—	$(25,000)	$—
Thirty 05, LLC (2)	1/25/2022	1/25/2023	8%	$5,000	$—	$—	$5,000
EROP Enterprises (3)	3/4/2022	3/4/2023	8%	$20,000	$—	$—	$20,000
Thirty 05, LLC (3)	3/7/2022	3/7/2023	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (3)	5/19/2022	5/19/2023	8%	$—	$15,000	$—	$15,000
EROP Enterprises (3)	5/24/2022	5/24/2023	8%	—	20,000	—	20,000
EROP Enterprises (4)	11/14/2022	11/14/2022	8%	—	$10,000	—	$10,000
EROP Enterprises (5)	12/15/2022	12/15/2022	8%	—	$51,444	—	$51,444
EROP Enterprises (5)	12/29/2022	12/29/2022	8%	—	$25,000	—	$25,000
		Total		$185,283	$121,444	$(177,783)	$128,944
		Less Discount		$(129,180)			$(95,531)
		Total		$56,103			$33,413

Total accrued interest on the above Notes as of December 31, 2022 and March 31, 2022, is $3,175 and $4,780, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.04 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.015 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.015 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2021	$142,642
Increase to derivative due to new issuances	809,212
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(455,023)
Balance at March 31, 2022	157,507
Increase to derivative due to new issuances	124,088
Decrease to derivative due to conversion/repayments	(242,537)
Derivative loss due to mark to market adjustment	87,352
Balance at December 31, 2022	$126,410

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022 and March 31, 2022, is as follows:

Inputs	December 31, 2022	March 31, 2022
Stock price	$0.0108	$0.0255
Conversion price	$0.007	$0.0172
Volatility (annual)	136.56% - 187.19%	122.88% - 146.18%
Risk-free rate	4.42 - 4.73	.44 - 1.63
Dividend rate	—	—
Years to maturity	.07 - .9	.44 - .93

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	December 31, 2022	March 31, 2022
Stock price	$0.019 – 0.0141	$0.4112 - 0.43
Conversion price	$0.0106 – 0.0105	$0.145 - 0.147
Volatility (annual)	140.81 – 196.26%	183.27% – 470.97%
Risk-free rate	1.15 – 4.05%	.05%
Dividend rate	—	—
Years to maturity	.25 – .45	.27 – .89

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of December 31, 2022 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Repayments	Balance December 31, 2022
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	(9,990)	—
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	(5,000)	—
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	(20,000)	—
EROP Enterprises	8/11/2022	8/11/2023	8%	—	50,000	(50,000)	—
			Total	$49,155	$50,000	$(84,990)	$64,165

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

On August 11, 2022, the Company issued a Non-Convertible Promissory Note for $50,000 to EROP Enterprises, LLC, The Note bears interest at 8% per annum, of which six months is guaranteed, and matures in one year. On December 15, 2022, This note plus $1,444 of interest was exchanged for a new convertible promissory.

Total accrued interest on the above notes payable as of December 31, 2022 and March 31, 2022 was $0 and $3,991, respectively.

NOTE 7 – COMMON STOCK

During the nine months ended December 31, 2022, EROP Enterprises LLC, converted $177,783 and $8,719 of principal and interest, respectively, into 14,837,793 shares of common stock.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2022	1,000,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Exercisable, December 31, 2022	1,000,00	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,000,000	.79 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2022 and 2021, the Company paid Mr. Leonard Lovallo $34,000 and $36,000 for his role as Chief Executive Office and President of the Company. As of December 31, 2022, the Company has accrued $6,000 of compensation due to Mr. Lovallo.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 10,000,000 shares of the Company’s common stock. The shares were valued at $0.036, for total expense of $360,000, which is being amortized over the one-year term.

On December 22, 2022, $22,500 of fees due to Ramzi Khoury, Director, were settled by the issuance of 1,750,000 shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 25, 2023, EROP Enterprises LLC, agreed to extend the convertible promissory notes dated January 25, 2022 and March 7, 2022 by one additional year.

On January 30, 2023, EROP Enterprises LLC, converted $20,000 and $1,093 of principal and interest into 4,497,512 shares of common stock. The conversion settled the May 24, 2022, Convertible Promissory Note in full.

On January 1, 2023, the Company renewed and extended its contract with its CEO for a term of one year, with compensation remaining at $4,000 per month.

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

Results of operations for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the three months ended December 31, 2022, was $0 compared to $32,797 for the three months ended December 31, 2021. The Company’s mining and exploration expense has decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the three months ended December 31, 2022, was $0 compared to $10,000 for the three months ended December 31, 2021. We incurred additional expense in the prior period for consultants who are not currently doing any work for the Company.

Compensation expense – related party, for the three months ended December 31, 2022 was $102,000 compared to $12,000 for the three months ended December 31, 2021. The Company incurs compensation expense for its CEO. In the current period we recognized $90,000 of stock compensation expense from shares issued in the prior period for which their value is being amortized over the term of the CEO’s employment agreement.

Director fees for the three months ended December 31, 2022, was $10,000 compared to $7,500 for the three months ended December 31, 2021.

General and administrative expense for the three months ended December 31, 2022, was $29,159 compared to $37,822 for the three months ended December 31, 2021. In the current period are larger expenses were for professional fees of $9,500, and other outside services of $12,000. In the prior period professional fees were $11,000 and we had $12,000 of investor relation expense we did not have in the current period.

Other Expense

Total other expense for the three months ended December 31, 2022, was $4,609, consisting of $22,988 of interest expense, which includes $20,331 of debt discount amortization and a loss on the issuance of convertible debt of $5,328. We had a gain on the change in the fair value of derivative of $11,692 and a gain on conversion of debt of $8,317. Total other expense for the three months ended December 31, 2021, was $302,756, consisting of $289,909 of interest expense, which includes $278,732 of debt discount amortization, a loss on the change in the fair value of derivative of $7,520 and a loss on the issuance of convertible debt of $5,328.

Net Loss

Net loss for the three months ended December 31, 2022, was $145,768 in comparison to a net loss of $402,875 for the three months ended December 31, 2021. The large decrease to our net loss is largely attributed to our non-cash debt discount expense we incurred in the prior period.

Results of operations for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021.

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expense for the nine months ended December 31, 2022 was $0 compared to $364,327 for the nine months ended December 31, 2021. The Company’s mining and exploration expense has decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the nine months ended December 31, 2022, was $0 compared to $1,302,862 for the nine months ended December 31, 2021. In the prior period we granted 13,950,000 shares of common stock for total non-cash consulting expense of $1,243,000. In addition to the stock compensation, we incurred additional expense in the prior period for consultants who are not currently doing any work for the Company.

Compensation expense – related party, for the nine months ended December 31, 2022 was $306,000 compared to $36,000 for the nine months ended December 31, 2021. The Company incurs compensation expense for its CEO. In the current period we recognized $270,000 of stock compensation expense from shares issued in the prior period for which their value is being amortized over the term of the CEO’s employment agreement.

Director fees for the nine months ended December 31, 2022, was $25,000 compared to $22,500 for the nine months ended December 31, 2021.

General and administrative expense for the nine months ended December 31, 2022, was $117,399 compared to $162,734 for the nine months ended December 31, 2021. In the current period are larger expenses were for professional fees of $36,500 and other outside services of $40,000. In the prior period professional fees were $59,000, and our expenses for OTC fees and the transfer agent were higher than in the current period. In the prior period we also had $17,382 of investor relation expense we did not have in the current period.

Other Expense

Total other expense for the nine months ended December 31, 2022, was $216,282, consisting of $159,291 of interest expense, which includes $149,958 of debt discount amortization, a loss on the change in the fair value of derivative of $87,352, a loss on the issuance of convertible debt of $7,779 and a gain on conversion of debt of $38,140. Total other expense for the nine months ended December 31, 2021, was $327,913, consisting of $520,571 of interest expense, which includes $489,689 of debt discount amortization, a gain on the change in the fair value of derivative of $442,646, a loss on the issuance of convertible debt of $215,611, a loss on the settlement of debt of $5,647, and impairment expense of $32,000.

Net Loss

Net loss for the nine months ended December 31, 2022, was $664,681, in comparison to a net loss of $2,216,336 for the nine months ended December 31, 2021. The large decrease to our net loss is largely attributed to our non-cash stock-based compensation expense and other non-cash expenses, related to our convertible debt and derivatives, we incurred in the prior period.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the nine months ended December 31, 2022, the Company used $115,399 of cash for operating activities compared to $355,640 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended December 31, 2022, the Company received $70,000 of cash from the issuance of new convertible notes and $50,000 from the issuance of a non-convertible note. In the prior period we received $467,500 of cash from the issuance of convertible notes, $75,000 from the issuance of a non-convertible notes, which was offset by payments of $300,000 to repay related party debt.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

ALTAIR INTERNATIONAL CORP.

Dated: February 10, 2023

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

