Form 10-K
period 2023-03-31
ALTAIR INTERNATIONAL CORP.
filed 2023-07-11
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the 16,892,725 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.475 on September 30, 2022, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $8,024,044.

As of July 11, 2023, there were 24,692,449 shares of common stock outstanding.

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

Earn-In Agreement

On November 23, 2020, the Company entered into an Earn-In Agreement with American Lithium Minerals, Inc. (“AMLM”) under which we agreed to make total payments of $75,000 to AMLM in exchange for a 10% undivided interest in 63 unpatented placer mining claims comprised of approximately 1,260 acres, and 3 unpatented lode mining claims in Nevada. This $75,000 obligation has been fully satisfied by the Company ($30,000 paid 12/8/2020 and $45,000 paid 1/5/2021), resulting in Altair owning a 10% undivided interest in the claims. The Company has the option to increase its ownership interest by an additional 50% by a total payment of $1,300,648 for exploration and development costs as follows: $100,648 within year one for an additional 10/%, $600,000 in year two for an additional 20% and $600,000 in year three for an additional 20% ownership interest. The Earn-In Agreement grants Altair the exclusive right to explore the properties. In July 2021, the Company undertook a sampling and testing program on the Stonewall lithium project, which returned results showing anomalous lithium content. During 2022, Altair satisfied payment of the claim fees due to the Unites States Bureau of Land Management, and in August of 2022, Altair and AMLM entered into a 2nd Amendment to the original Earn-In Agreement, which, among other things, detailed that that parties agreed that the 2021 Calendar Year work commitment had been satisfied, and made certain changes to the required Annual Work Commitments required to be satisfied by Altair for the ’22, ’23, and ’24 calendar years. Further sampling and testing will be required to advance the Stonewall project. The Company has not satisfied the Annual Work Commitment for calendar year 2022.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCQB Market under the symbol “ATAO”. Trading in stocks quoted on the OTC Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Number of Holders

As of June 20, 2023, 24,692,459 issued and outstanding shares of common stock were held by 70 shareholders of record.

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

Recent Issuance of Unregistered Securities

During the year ended March 31, 2023, EROP Enterprises LLC converted $197,783 and $9,812 of principal and interest, respectively, into 773,412 shares of common stock.

On July 22, 2022, Mr. Hampton converted the note payable of $39,684 into 79,368 shares of common stock.

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

Results of Operations

Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expenses for the year ended March 31, 2023, was $10,890 compared to $372,195 for the year ended March 31, 2022, a decrease of $361,305, or 97.1%. The Company’s mining and exploration expenses have decreased to $0 in the current period as the Company looks for new opportunities.

Consulting expense for the year ended March 31, 2023, was $0 compared to $1,317,862 for the year ended March 31, 2022. In the prior period we granted 558,000 shares of common stock for total non-cash consulting expense of approximately $1,243,000.

Compensation expense – related party for the year ended March 31, 2023, was $318,000 compared to $138,000 for the year ended March 31, 2022. The Company incurs compensation expense for its CEO. In the current period we recognized $270,000 of stock compensation expense from shares issued in the prior period for which their value is was amortized over the term of the CEO’s employment agreement. We recognized $90,000 of the stock compensation expense in the prior year.

Director compensation expense for the year ended March 31, 2023, was $32,500 compared to $30,000 for the year ended March 31, 2022, an increase of $2,500. We compensate our director, Ramzi Khoury, $2,500 per month in the current year.

General and administrative expense (“G&A”) for the year ended March 31, 2023, was $96,150 compared to $173,669 for the year ended March 31, 2022, a decrease of $77,519 or 44.6%. In the current period are larger expenses were for professional fees of $43,096 and other outside services of $52,000. In the prior period professional fees were $65,037 and outside services were $40,374. In the prior period we also had $17,382 of investor relation expenses which we did not have in the current period.

Other Expense

Total other expense for the year ended March 31, 2023, was $1,292,809, consisting of $195,528 of interest expense, which includes $184,389 of debt discount amortization, a loss on the change in the fair value of derivative of $1,003,598 and a loss on the issuance of convertible debt of $138,127. Our losses were offset by a gain on the settlement of debt of $6,000, and a gain on conversion of debt of $38,444. Total other expense for the year ended March 31, 2022, was $438,788, consisting of $565,067 of interest expense, which includes $529,432 of debt discount amortization, a gain on the change in the fair value of derivative of $455,023, a loss on the issuance of convertible debt of $219,366, a loss on the settlement of debt of $5,647, and impairment expense of $107,000.

Net Loss

Net loss for the year ended March 31, 2023, was $1,750,349, in comparison to a net loss of $2,470,514 for the year ended March 31, 2022. The decrease to our net loss is attributed to the decrease of non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the year ended March 31, 2023, the Company used $142,020 of cash for operating activities compared to $396,238 of cash for operating activities in the prior period.

Cash flow used in Investing Activities.

We had no cash flow from investing activity during the years ended March 31, 2023 and 2022.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the year ended March 31, 2023, the Company received $150,000 of cash from financing activities. During the year ended March 31, 2022, the Company received $595,000 of cash from financing activities offset by payments of $300,000 to settle loans payable to related parties.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTAIR INTERNATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair International Corp. (“the Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2021. Spokane, Washington
July 11, 2023

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS
Current Assets:
Cash	$28,897	$20,917
Prepaid stock compensation	7,980	270,000
Total Current Assets	36,877	290,917

Total Assets	$36,877	$290,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,500	$—
Accrued compensation	25,500	4,000
Loans payable	14,165	49,155
Interest payable	3,889	8,701
Convertible notes payable, net of debt discount of $91,100 and $129,180, respectively	47,844	56,103
Derivative liability	88,169	157,507
Total Current Liabilities	183,067	275,466
Total Liabilities	183,067	275,466

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 24,692,449 and 23,769,668 shares issued and outstanding, respectively	24,693	23,770
Additional paid in capital	16,945,642	15,357,857
Accumulated deficit	(17,116,525)	(15,366,176)
Total Stockholders' Equity (Deficit)	(146,190)	15,451
Total Liabilities and Stockholders' Deficit	$36,877	$290,917

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2023	2022
Operating Expenses:
Mining exploration expense	$10,890	$372,195
Consulting	—	1,317,862
Compensation – related party	318,000	138,000
Director fees	32,500	30,000
General and administrative	96,150	173,669
Total operating expenses	457,540	2,031,726

Loss from operations	(457,540)	(2,031,726)

Other Income (Expense):
Interest expense	(195,528)	(565,067)
Impairment expense	—	(107,000)
Gain on conversion of debt	38,444	3,269
Change in fair value derivative	(1,003,598)	455,023
Gain (loss) on settlement of debt	6,000	(5,647)
Loss on issuance of convertible debt	(138,127)	(219,366)
Total other expense	(1,292,809)	(438,788)

Loss before provision for income taxes	(1,750,349)	(2,470,514)
Provision for income taxes	—	—

Net Loss	$(1,750,349)	$(2,470,514)

Loss per share, basic and diluted	$(0.07)	$(0.11)
Weighted average shares outstanding, basic and diluted	24,234,937	22,910,017

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2021	22,001,097	$22,001	$11,972,000	$522,000	$(12,895,662)	$(379,661)
Shares issued for debt	580,911	581	889,564	—	—	890,145
Shares issued for services	667,660	668	1,881,813	(522,000)	—	1,360,481
Shares issued for services - related party	520,000	520	599,480	—	—	600,000
Warrant expense	—	—	15,000	—	—	15,000
Net loss	—	—	—	—	(2,470,514)	(2,470,514)
Balance, March 31, 2022	23,769,668	23,770	15,357,857	—	(15,366,176)	15,451
Shares issued for debt	852,781	853	1,565,355	—	—	1,566,208
Shares issued for accounts payable – related party	70,000	70	22,430	—	—	22,500
Net loss	—	—	—	—	(1,750,349)	(1,750,349)
Balance, March 31, 2023	24,692,449	$24,693	$16,945,642	$—	$(17,116,525)	$(146,190)

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,750,349)	$(2,470,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	184,389	529,432
Stock based compensation	—	1,536,419
Stock based compensation – related party	270,000	90,000
Impairment expense	—	107,000
Gain on conversion of debt	(38,444)	(3,269)
Loss on issuance of convertible debt	138,127	219,366
Gain on settlement of debt	(6,000)	5,647
Change in fair value of derivative	1,003,598	(455,023)
Changes in Operating Assets and Liabilities:
Prepaids and deposits	(7,980)	13,000
Accounts payable	12,000	(3,014)
Accrued compensation	41,500	4,000
Accrued interest	11,139	30,718
Net Cash Used in Operating Activities	(142,020)	(396,238)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	520,000
Proceeds from notes payable	50,000	75,000
Repayment of related party loan	—	(300,000)
Net Cash Provided by Financing Activities	150,000	295,000

Net Change in Cash	7,980	(101,238)
Cash at Beginning of Period	20,917	122,155
Cash at End of Period	$28,897	$20,917

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for accounts payable – related party	$22,500	$—
Common stock issued for conversion of debt	$247,364	$545,079

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Consolidated Financial Statements

March 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended March 31, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$88,169
Total	$—	$—	$88,169

March 31, 2022

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,507
Total	$—	$—	$157,507

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2023, the Company has approximately 2,888,650 potentially dilutive shares of common stock from convertible notes payable and 40,000 potentially dilutive shares of common stock from outstanding warrants. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit $17,116,525 as of March 31, 2023. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – ASSET PURCHASE

On March 19, 2021, the Company, through its newly formed Nevada subsidiary, EV Lithium Solutions, Inc., entered into an Asset Purchase Agreement with CryptoSolar LTD, a company formed under the laws of the United Kingdom, that has energy storage technology for a variety of industries, including electric vehicles, to be used in place of traditional batteries that rely upon chemical reactions rather than an electric field for higher energy output and a longer life than traditional batteries. Under the terms of the Asset Purchase Agreement, CryptoSolar received 100,000 shares of Altair's common stock at the closing of the transaction and will receive up to 36,000 additional shares of common stock in connection with the successful commercial development of the scaled-up EV battery prototype and 20% of the net profits from all products sold by Altair incorporating or based upon the assets acquired from CryptoSolar. In addition, Altair International entered into a five-year Consulting Agreement with the sole founder of CryptoSolar LTD, Andreas Tapakoudes, under which he will receive a consulting fee of $4,000 per month to develop a commercial lithium battery and a manufacturing facility for its commercial production. Effective July 19, 2022, the consulting agreement was terminated, and all amounts due settled for a one time payment of $10,000, resulting in a gain on settlement of $6,000.

The 100,000 shares issued were valued at $4.50 per share, the closing stock price on the date of grant, for total non-cash expense of $450,000. On August 23, 2021, the Company issued another 16,000 shares of common stock per the terms of the agreement. The shares issued were valued at $2.00 per share, the closing stock price on the date of grant, for total non-cash expense of $32,000. The Company determined that it was unable to substantiate the actual fair value of the technology that was acquired so has chosen to impair the full amount of $450,000 as of the year ended March 31, 2021, and the $32,000 as of the year ended March 31, 2022.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of March 31, 2023, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Conversions	Balance March 31, 2023
EROP Enterprises (1)	9/9/2021	9/9/2022	8%	$25,000	$—	$(25,000)	$—
EROP Enterprises (1)	11/12/2021	11/12/2022	8%	$30,000	$—	$(30,000)	$—
EROP Enterprises (2)	1/12/2022	1/12/2023	8%	$77,783	$—	$(77,783)	$—
EROP Enterprises (2)	1/13/2022	1/13/2023	8%	$25,000	$—	$(25,000)	$—
Thirty 05, LLC (2)	1/25/2022	1/25/2024	8%	$5,000	$—	$—	$5,000
EROP Enterprises (3)	3/4/2022	3/4/2023	8%	$20,000	$—	$(20,000)	$—
Thirty 05, LLC (3)	3/7/2022	3/7/2024	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (3)	5/19/2022	5/19/2023	8%	$—	$15,000	$—	$15,000
EROP Enterprises (3)	5/24/2022	5/24/2023	8%	—	20,000	(20,000)	—
EROP Enterprises (4)	11/14/2022	11/14/2023	8%	—	$10,000	—	$10,000
EROP Enterprises (5)	12/15/2022	12/15/2023	8%	—	$51,444	—	$51,444
EROP Enterprises (5)	12/29/2022	12/29/2023	8%	—	$25,000	—	$25,000
EROP Enterprises (5)	2/13/2023	2/13/2024	8%	—	10,000	—	10,000
EROP Enterprises (6)	3/28/2023	3/28/2024	8%	—	20,000	—	20,000
		Total		$185,283	$151,444	$(197,783)	$138,944
		Less Discount		$(129,180)			$(91,100)
		Total		$56,103			$47,844

On January 25, 2023, EROP Enterprises LLC, agreed to extend the convertible promissory notes dated January 25, 2022 and March 7, 2022 by one additional year.

Total accrued interest on the above Notes as of March 31, 2023 and 2022, is $3,889 and $4,780, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.04 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.02 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.015 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.015 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(6)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.07 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2021	$142,642
Increase to derivative due to new issuances	809,212
Decrease to derivative due to conversion/repayments	(339,324)
Derivative gain due to mark to market adjustment	(455,023)
Balance at March 31, 2022	157,507
Increase to derivative due to new issuances	284,436
Decrease to derivative due to conversion/repayments	(1,357,372)
Derivative loss due to mark to market adjustment	1,003,598
Balance at March 31, 2023	$88,169

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023 and 2022, is as follows:

Inputs	March 31, 2023	March 31, 2022
Stock price	$0.051	$0.0255
Conversion price	$0.015 – 0.056	$0.0172
Volatility (annual)	187.53% - 200.08%	122.88% - 146.18%
Risk-free rate	4.64 - 4.94	.44 - 1.63
Dividend rate	—	—
Years to maturity	.13 - .99	.44 - .93

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	March 31, 2023	March 31, 2022
Stock price	$0.01 – 0.0141	$0.047 – 0.058
Conversion price	$0.0106 – 0.0105	$0.0291 – 0.0452
Volatility (annual)	140.81 – 196.26%	91.3% – 141.8%
Risk-free rate	1.15 – 4.72%	.05 – .17%
Dividend rate	—	—
Years to maturity	.25 – .45	.25 – 1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 – LOANS PAYABLE

A summary of the Company’s loans payable as of March 31, 2023 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2022	Additions	Repayments	Balance March 31, 2023
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165
Byron Hampton	8/24/2020	8/24/2021	8%	9,990	—	(9,990)	—
Byron Hampton	12/22/2020	12/22/2021	8%	5,000	—	(5,000)	—
Byron Hampton	12/30/2020	12/30/2021	8%	20,000	—	(20,000)	—
EROP Enterprises	8/11/2022	8/11/2023	8%	—	50,000	(50,000)	—
			Total	$49,155	$50,000	$(84,990)	$14,165

On July 19, 2022, the Company and Byron Hampton entered into an agreement to convert the three outstanding notes due to Mr. Hampton for a total of $39,684, into a single convertible note. The Company issued Mr. Hampton a convertible promissory note for $39,684 on July 19, 2022. The note accrues interest at 8% and matures in one year. On July 22, 2022, Mr. Hampton converted the note payable of $39,684 into 79,368 shares of common stock.

On August 11, 2022, the Company issued a Non-Convertible Promissory Note for $50,000 to EROP Enterprises, LLC, The Note bears interest at 8% per annum, of which six months is guaranteed, and matures in one year. On December 15, 2022, this note plus $1,444 of interest was exchanged for a new convertible promissory.

Total accrued interest on the above notes payable as of March 31, 2023 and 2022 was $0 and $3,991, respectively.

NOTE 7 – COMMON STOCK

Effective January 25, 2023, the Company effectuated a 1 for 25 reverse stock split and reduced its authorized shares of common stock from 5,000,000,000 (5 billion) to 500,000,000 (500 million). All shares of common stock throughout these financial statements have been retroactively adjusted to reflect the reverse split. As a result of the reverse split, $592,619 was reclassed from the common stock to additional paid in capital account.

Shares Issued for Services

On April 6, 2022, 100,000 shares of common stock were issued by the transfer agent that were disclosed as common stock to be issued of $450,000, on March 31, 2021.

During the year ended March 31, 2022, the Company issued 198,000 shares of common stock at $1.96 per share for total non-cash stock compensation of $388,000.

During the year ended March 31, 2022, the Company issued 9,660 shares of common stock at $3.00 per share for total non-cash stock compensation of $28,980.

During the year ended March 31, 2022, the Company issued 2,000 shares of common stock at $2.75 per share for total non-cash stock compensation of $5,500.

During the year ended March 31, 2022, the Company issued 4,000 shares of common stock at $2.25 per share for total non-cash stock compensation of $9,000.

During the year ended March 31, 2022, the Company issued 2,000 shares of common stock at $1.50 per share for total non-cash stock compensation of $3,000.

Shares Issued for Conversion of Liabilities

During the year ended March 31, 2022, the Company issued 9,660 shares of common stock at $3.00 per share for accounts payable due of $24,150. A $4,830 loss was recognized on the issuance.

During the year ended March 31, 2022, the Company issued 10,000 shares of common stock at $2.00 per share for accounts payable due of $20,000.

During the year ended March 31, 2022, the Company issued 2,000 shares of common stock at $2.75 per share for accounts payable due of $5,000.  A $3,269 gain was recognized on the issuance.

During the year ended March 31, 2022, the Company issued 4,000 shares of common stock at $2.10 per share for settlement of accounts payable of $8,412.

During the year ended March 31, 2022, the Company issued 580,911 shares of common stock for conversion of $517,500 and $27,579 of principal and interest, respectively.

During the year ended March 31, 2023, EROP Enterprises LLC converted $197,783 and $9,812 of principal and interest, respectively, into 773,412 shares of common stock.

On July 22, 2022, Mr. Hampton converted the note payable of $39,684 into 79,368 shares of common stock.

Refer to Note 9 for shares issued to related parties.

NOTE 8 – WARRANTS

On October 15, 2020, the Company entered into a service agreement with a third party for a term of six months. Per the terms of the agreement the party was granted 40,000 warrants to purchase shares of common stock. The warrant vested on April 15, 2021. The warrants have an exercise price $0.25 and expire in three years. The aggregate fair value of the warrants totaled $180,000 based on the Black Scholes Merton pricing model using the following estimates: stock price of $4.50, exercise price of $0.25, 1.57% risk free rate, 735.46% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2021	40,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding, March 31, 2022	40,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Exercisable, March 31, 2023	40,000	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	40,000	.54 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2023, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2023 and 2022, the Company paid Mr. Leonard Lovallo $34,000 and $40,000 for his role as Chief Executive Officer and President of the Company. As of March 31, 2023 and 2022, the Company has accrued $18,000 and $4,000 of compensation due to Mr. Lovallo, respectively.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 400,000 shares of the Company’s common stock. The shares were valued at $0.90, for total expense of $360,000, which was amortized over the one-year term. Mr. Lovallo’s contract was extended for another year on January 1, 2023.

On December 22, 2022, Ramzi Khoury, Director, converted $22,500 due to him into 70,000 shares of common stock. As of March 31, 2023, the Company owes Mr. Khoury $7,500 for director fees.

NOTE 10 – INCOME TAX

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

The provision for Federal income tax consists of the following March 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$367,600	$503,000
Less: valuation allowance	(367,600)	(503,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$3,594,000	$3,211,000
Less: valuation allowance	(3,594,000)	(3,211,000)
Net deferred tax asset	$—	$—

At March 31, 2023, the Company had net operating loss carry forwards of approximately $3,594,000 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On June 14, 2023, the Company issued a Convertible Promissory Note to EROP Enterprises LLC, for $25,000. The note accrues interest at 8% and matures in one year. The note is convertible at the lower of $0.10 or a 30% discount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended March 31, 2023 out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2023, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name and Address of Executive Officer and/or Director	Age	Position
Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	42	CEO and Director

Ramzi Khoury 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	66	Independent Director

Leonard Lovallo

On May 5, 2020, the Board of Directors appointed Leonard Lovallo as a new independent member of the Board. On August 31, 2020, the Board of Directors appointed Mr. Lovallo as the new CEO.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended March 31, 2023, we believe all necessary forms have been filed.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended March 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($) (1)	($)	($)	($)	($)	($)	($)	($)
Leonard Lovallo	2023	$34,000	$0	$270,000	$0	$0	$0	$0	$304,000
CEO and Director	2022	40,000	$0	$90,000	$0	$0	$0	$0	$130,000
(1)	Represents actual amounts paid.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Officers and Directors Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage
Common Stock	Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	1,440,000	5.8%
Common Stock	Ramzi Khoury 11 Rue Jean Jaures Creteil, France 94000	150,000	0.6%
All Officers and Directors as a Group (2 persons)		1,590,000	6.40%

5% Beneficial Owners
Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	5,671,722	23.0%
Common Stock	Saeb Jannoun 3005 Hoedt Rd Tampa, FL 33618	178,314	0.7%
All Other Beneficial Owners as a Group (2 persons)		5,850,036	23.7%

The percentage of class is based on 24,692,449 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2023 and 2022, the Company paid Mr. Leonard Lovallo $34,000 and $40,000 for his role as Chief Executive Office and President of the Company. As of March 31, 2023 and 2022, the Company has accrued $18,000 and $4,000 of compensation due to Mr. Lovallo, respectively.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 400,000 shares of the Company’s common stock. The shares were valued at $0.90, for total expense of $360,000, which was amortized over the one-year term. Mr. Lovallo’s contract was extended for another year on January 1, 2023.

On December 22, 2022, Ramzi Khoury, Director, converted $22,500 due to him into 70,000 shares of common stock. As of March 31, 2023, the Company owes Mr. Khoury $7,500 for director fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended March 31, 2023 and 2022 amounted to $24,000 and $15,000, respectively.

Audit-Related Fees

During the fiscal years ended March 31, 2023 and 2022 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended March 31, 2023 and 2022 was $0.

All Other Fees

During the fiscal years ended March 31, 2023 and 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Dated: July 11, 2023

By:   /s/ Leonard Lovallo

Leonard Lovallo

President, CEO and Director

