Form 10-Q/A
period 2023-06-30
ALTAIR INTERNATIONAL CORP.
filed 2023-09-05
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (“Amendment No. 1”) is being filed by the registrant (“Altair”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Original Filing”), as filed with the U.S. Securities and Exchange Commission on August 14, 2023 (“Original Filing Date”).  The purpose of this Amendment No. 1 is to correct the fixed conversion price for convertible Notes Payable (Note 4) to retroactively reflect the change as a result of the reverse stock split that took place on January 25, 2023. Except as described in the foregoing sentence, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1 except as set forth in this Explanatory Note to provide the basis for this Amendment No. 1.

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

Total accrued interest on the above Notes as of June 30, 2023 and March 31, 2023, is $6,967 and $3,889, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $1.00 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.50 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.375 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.375 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.07 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(6)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of (i)$0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2023	$88,169
Increase to derivative due to new issuances	35,872
Decrease to derivative due to conversion/repayments	—
Derivative loss due to mark to market adjustment	84,795
Balance at June 30, 2023	$208,836

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

ALTAIR INTERNATIONAL CORP.

Dated: September 5, 2023

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

