Form 10-Q
period 2023-09-30
ALTAIR INTERNATIONAL CORP.
filed 2023-11-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2023

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

As of November 7, 2023, there were 24,692,449 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
ASSETS	(unaudited)
Current Assets:
Cash	$8,030	$28,897
Prepaid	7,980	—
Prepaid stock compensation	—	7,980
Total Current Assets	16,010	36,877

Total Assets	$16,010	$36,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$3,500
Accrued compensation	46,500	25,500
Loans payable	14,165	14,165
Interest payable	10,912	3,889
Convertible notes payable, net of debt discount of $49,591 and $129,180, respectively	144,353	47,844
Derivative liability	157,304	88,169
Total Current Liabilities	373,234	183,067
Total Liabilities	373,234	183,067

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 24,692,449 and 24,692,449 shares issued and outstanding, respectively	24,693	24,693
Additional paid in capital	16,945,642	16,945,642
Accumulated deficit	(17,327,559)	(17,116,525)
Total Stockholders' Equity (Deficit)	(357,224)	(146,190)
Total Liabilities and Stockholders' Deficit	$16,010	$36,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses:
Mining exploration expense	$—	$—	$—	$—
Consulting	—	—	—	—
Compensation - related party	12,000	102,000	24,000	204,000
Director fees	7,500	7,500	15,000	15,000
General and administrative	32,957	56,132	54,366	88,240
Total operating expenses	52,457	165,632	93,366	307,240

Loss from operations	(52,457)	(165,632)	(93,366)	(307,240)

Other Income (Expense):
Interest expense	(39,149)	(72,448)	(73,533)	(136,303)
Gain on conversion of debt	—	29,823	—	29,823
Change in fair value	51,532	(113,359)	(33,263)	(99,044)
Loss on issuance of convertible debt	—	—	(10,872)	(6,149)
Total other income (expense)	12,383	(155,984)	(117,668)	(211,673)

Loss before provision for income taxes	(40,074)	(321,616)	(211,034)	(518,913)
Provision for income taxes	—	—	—	—

Net Loss	$(40,074)	$(321,616)	$(211,034)	$(518,913)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding, basic and diluted	24,692,449	24,191,427	24,692,449	24,000,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2023	24,692,449	$24,693	$16,945,642	$—	$(17,116,525)	$(146,190)
Net loss	—	—	—	—	(170,960)	(170,960)
Balance, June 30, 2023	24,692,449	24,693	16,945,642	—	(17,287,485)	(317,150)
Net loss	—	—	—	—	(40,074)	(40,074)
Balance, September 30, 2023	24,692,449	$24,693	$16,945,642	$—	$(17,327,559)	$(357,224)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	23,769,668	$23,770	$15,357,857	$(15,366,176)	$15,451
Shares issued for debt	117,769	118	63,743	—	63,861
Net loss	—	—	—	(197,297)	(197,297)
Balance, June 30, 2022	23,887,437	23,888	15,421,600	(15,563,473)	(117,985)
Shares issued for debt	475,331	475	338,127	—	338,602
Net loss	—	—	—	(321,616)	(321,616)
Balance, September 30, 2022	24,362,768	$24,363	$15,759,727	$(15,885,089)	$(100,999)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(211,034)	$(518,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	66,509	129,628
Stock based compensation	—	180,000
Gain on conversion of debt	—	(29,823)
Loss on issuance of convertible debt	10,872	6,149
Change in fair value of derivative	33,263	99,044
Changes in Operating Assets and Liabilities:
Accounts payable	(3,500)	19,500
Accrued compensation	21,000	12,500
Due to a related party	—	5,264
Accrued interest	7,023	6,675
Net Cash Used in Operating Activities	(75,867)	(89,976)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	55,000	35,000
Proceeds from notes payable	—	50,000
Net Cash Provided by Financing Activities	55,000	85,000

Net Change in Cash	(20,867)	(4,976
Cash at Beginning of Period	28,897	20,917
Cash at End of Period	$8,030	$15,941

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$—	$205,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending September 30, 2023, and not necessarily indicative of the results to be expected for the full year ending March 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements for the six months ended September 30, 2023, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$157,304
Total	$—	$—	$157,304

March 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$88,169
Total	$—	$—	$88,169

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,327,559 as of September 30, 2023. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of September 30, 2023, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Conversions	Balance September 30, 2023
Thirty 05, LLC (1)	1/25/2022	1/25/2024	8%	$5,000	$—	$—	$5,000
Thirty 05, LLC (2)	3/7/2022	3/7/2024	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (2)	5/19/2022	5/19/2023	8%	$15,000	$—	$—	$15,000
EROP Enterprises (3)	11/14/2022	11/14/2023	8%	10,000	—	—	10,000
EROP Enterprises (4)	12/15/2022	12/15/2023	8%	51,444	$—	—	$51,444
EROP Enterprises (4)	12/29/2022	12/29/2023	8%	25,000	$—	—	$25,000
EROP Enterprises (4)	2/13/2023	2/13/2024	8%	10,000	$—	—	$10,000
EROP Enterprises (5)	3/28/2023	3/28/2024	8%	20,000	$—	—	20,000
EROP Enterprises (6)	6/14/2023	6/14/2024	8%	—	$25,000	—	25,000
EROP Enterprises (7)	8/15/2023	8/15/2024	8%	—	$15,000	—	15,000
EROP Enterprises (8)	9/13/2023	9/13/2024	8%	—	$15,000	—	15,000
		Total		$138,944	$55,000	$—	$193,944
		Less Discount		$(91,100)			$(49,591)
		Total		$47,844			$144,353

On January 25, 2023, EROP Enterprises LLC, agreed to extend the convertible promissory notes dated January 25, 2022 and March 7, 2022 by one additional year.

Total accrued interest on the above Notes as of September 30, 2023 and March 31, 2023, is $10,912 and $3,889, respectively.

(1)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $1.00 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(2)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.50 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(3)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.375 or 80% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(4)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.375 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.
(5)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.07 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(6)	On notice, the Note holder has the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of the lesser of $0.10 or 70% of the lowest closing bid price of the common stock in the 5 days prior to conversion.

(7)	Converts at $0.05 per share.

(8)	Converts at $0.053 per share.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2023	$88,169
Increase to derivative due to new issuances	35,872
Decrease to derivative due to conversion/repayments	—
Derivative loss due to mark to market adjustment	33,263
Balance at September 30, 2023	$157,304

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023 and March 31, 2023, is as follows:

Inputs	September 30, 2023	March 31, 2023
Stock price	$0.0415	$0.051
Conversion price	$0.287 – 0.032,	$0.015 – 0.056
Volatility (annual)	224.53% - 301.98%	187.53% - 200.08%
Risk-free rate	5.55 - 5.61	4.64 - 4.94
Dividend rate	—	—
Years to maturity	.25 - .71	.13 - .99

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	September 30, 2023	March 31, 2023
Stock price	$—	$0.01 – 0.0141
Conversion price	$—	$0.0106 – 0.0105
Volatility (annual)	—	140.81 – 196.26%
Risk-free rate	—	1.15 – 4.72%
Dividend rate	—	—
Years to maturity	—	.25 – .45

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 5 – LOAN PAYABLE

A summary of the Company’s loans payable as of September 30, 2023 is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Repayments	Balance September 30, 2023
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2023	40,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Exercisable, September 30, 2023	40,000	$0.25	$0.18	$—

Range of Exercise Prices	Number Outstanding 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	40,000	.04 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2023, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023 and 2022, the Company paid Mr. Leonard Lovallo $18,000 and $24,000 for his role as Chief Executive Officer and President of the Company. As of September 30, 2023 and March 31, 2023, the Company has accrued $24,000 and $18,000 of compensation due to Mr. Lovallo, respectively.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 400,000 shares of the Company’s common stock. The shares were valued at $0.90, for total expense of $360,000, which was amortized over the one-year term. Mr. Lovallo’s contract was extended for another year on January 1, 2023.

As of September 30, 2023 and March 31, 2023, the Company owes Ramzi Khoury $22,500 and $7,500, respectively, for director fees.

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

Results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Revenues

The Company has not recognized any revenue to date.

Compensation expense – related party, for the three months ended September 30, 2023, was $12,000 compared to $102,000 for the three months ended September 30, 2022. The Company incurs compensation expense for its CEO. In the prior period we recognized $102,000 of stock compensation expense from shares issued for services.

Director fees, for the three months ended September 30, 2023, was $7,500 compared to $7,500 for the three months ended September 30, 2022.

General and administrative expenses, for the three months ended September 30, 2023, were $32,957 compared to $56,132 for the three months ended September 30, 2022, a decrease of $23,175 or 41.3%. The decrease is mainly attributed to a $12,000 decrease in expense for outside services and $5,263 decrease in travel expense.

Other Expense

Total other income for the three months ended September 30, 2023, was $12,383, consisting of $39,149 of interest expense, which includes $35,203 of debt discount amortization and a loss for the change in fair value of derivatives of $51,532. Total other expense for the three months ended September 30, 2022, was $155,984, consisting of $72,448 of interest expense, which includes $69,626 of debt discount amortization, a loss on the change in the fair value of derivative of $113,359 and a gain on conversion of debt of $29,823.

Net Loss

Net loss for the three months ended September 30, 2023, was $40,074 in comparison to a net loss of $321,616 for the three months ended September 30, 2022. The decrease in our net loss is largely attributed to the decrease in operating expense from the decrease to compensation expense and the increase from the loss in the change of the fair value of the derivative from a loss of $113,359 to a gain of $51,532 in the current period.

Results of operations for the six months ended September 30, 2023 compared to the six months ended September 30, 2022.

Revenues

The Company has not recognized any revenue to date.

Compensation expense – related party, for the six months ended September 30, 2023, was $24,000 compared to $204,000 for the six months ended September 30, 2022. The Company incurs compensation expense for its CEO. In the prior period we recognized $204,000 of stock compensation expense from shares issued for services.

Director fees, for the six months ended September 30, 2023, was $15,000 compared to $15,000 for the six months ended September 30, 2022.

General and administrative expenses, for the six months ended September 30, 2023, were $54,366 compared to $88,240 for the six months ended September 30, 2022, a decrease of $33,874 or 69.6%. The decrease is mainly attributed to a $28,000 decrease in expense for outside services and $6,236 decrease in travel expense.

Other Expense

Total other expense for the six months ended September 30, 2023, was $117,998, consisting of $73,533 of interest expense, which includes $66,509 of debt discount amortization, a loss on the issuance of convertible debt of $10,872 and a loss for the change in fair value of derivatives of $33,263. Total other expense for the six months ended September 30, 2022, was $211,673, consisting of $136,303 of interest expense, which includes $129,627 of debt discount amortization, a loss on the change in the fair value of derivative of $99,044, a loss on the issuance of convertible debt of $6,149 and a gain on conversion of debt of $29,823.

Net Loss

Net loss for the six months ended September 30, 2023, was $211,034 in comparison to a net loss of $518,913 for the six months ended September 30, 2022. The decrease in our net loss is largely attributed to the decrease in operating expense from the decrease to compensation expense and the decrease to our other expenses.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the six months ended September 30, 2023, the Company used $75,867 of cash for operating activities compared to $89,976 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the six months ended September 30, 2023, the Company received $55,000 of cash from the issuance of a new convertible note. In the prior period we received $35,000 of cash from the issuance of a convertible note and $50,000 from other notes payable.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: November 14, 2023

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

