Form 10-Q
period 2023-12-31
ALTAIR INTERNATIONAL CORP.
filed 2024-02-14
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2023

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

As of February 14, 2024, there were 30,075,352 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
ASSETS	(unaudited)
Current Assets:
Cash	$12,594	$28,897
Prepaid	3,990	—
Prepaid stock compensation	—	7,980
Total Current Assets	16,584	36,877

Total Assets	$16,584	$36,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,500	$3,500
Accrued compensation	62,000	25,500
Loans payable	14,165	14,165
Interest payable	14,630	3,889
Due to a related party	4,000	—
Convertible notes payable, net of debt discount of $17,710 and $129,180, respectively	180,517	47,844
Derivative liability	—	88,169
Total Current Liabilities	278,812	183,067
Total Liabilities	278,812	183,067

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 25,692,459 and 24,692,459 shares issued and outstanding, respectively	25,018	24,693
Additional paid in capital	16,954,157	16,945,642
Accumulated deficit	(17,241,403)	(17,116,525)
Total Stockholders' Equity (Deficit)	(262,228)	(146,190)
Total Liabilities and Stockholders' Deficit	$16,584	$36,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2023	2022	2023	2022
Operating Expenses:
Compensation - related party	$12,000	$102,000	$36,000	$306,000
Director fees	7,500	10,000	22,500	25,000
General and administrative	15,427	29,159	69,793	117,399
Total operating expenses	34,927	141,159	128,293	448,399

Loss from operations	(34,927)	(141,159)	(128,293)	(448,399)

Other Income (Expense):
Interest expense	(36,251)	(22,988)	(109,784)	(159,291)
Gain on conversion of debt	4,002	8,317	4,002	38,140
Change in fair value	153,332	11,692	120,069	(87,352)
Loss on issuance of convertible debt	—	(1,630)	(10,872)	(7,779)
Total other income (expense)	121,083	(4,609)	3,415	(216,282)

Income (loss) before provision for income taxes	86,156	(145,768)	(124,878)	(664,681)
Provision for income taxes	—	—		—

Net Income (Loss)	$86,156	$(145,768)	$(124,878)	$(664,681)

Income (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding, basic and diluted	24,929,144	24,429,975	24,750,546	24,384,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2023	24,692,459	$24,693	$16,945,642	$—	$(17,116,525)	$(146,190)
Net loss	—	—	—	—	(170,960)	(170,960)
Balance, June 30, 2023	24,692,459	24,693	16,945,642	—	(17,287,485)	(317,150)
Net loss	—	—	—	—	(40,074)	(40,074)
Balance, September 30, 2023	24,692,459	24,693	16,945,642	—	(17,327,559)	(357,224)
Shares issued for debt	325,000	325	8,515	—	—	8,840
Net income	—	—	—	—	86,156	86,156
Balance, December 31, 2023	25,017,459	$25,018	$16,954,157	$—	$(17,241,403)	$(262,228)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	23,769,668	$23,770	$15,357,857	$(15,366,176)	$15,451
Shares issued for debt	117,769	118	63,743	—	63,861
Net loss	—	—	—	(197,297)	(197,297)
Balance, June 30, 2022	23,887,437	23,888	15,421,600	(15,563,473)	(117,985)
Shares issued for debt	475,331	475	338,127	—	338,602
Net loss	—	—	—	(321,616)	(321,616)
Balance, September 30, 2022	24,362,768	24,363	15,759,727	(15,885,089)	(100,999)
Shares issued for debt	1,944,497	1,994	26,128	—	28,122
Shares issued for payable – related party	1,750,000	1,750	20,750	—	22,500
Net loss	—	—	—	(145,768)	(145,768)
Balance, December 31, 2022	28,057,265	$28,107	$15,806,605	$(16,030,857)	$(196,145)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(124,878)	$(664,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	98,390	149,958
Stock based compensation	—	270,000
Gain on conversion of debt	(4,002)	(38,140)
Loss on issuance of convertible debt	10,872	7,779
Change in fair value of derivative	(120,069)	87,352
Changes in Operating Assets and Liabilities:
Prepaid	3,990	—
Accounts payable	—	41,000
Accrued compensation	36,500	22,000
Due to a related party	4,000	—
Accrued interest	11,394	9,333
Net Cash Used in Operating Activities	(83,803)	(115,399)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	67,500	70,000
Proceeds from notes payable	—	50,000
Net Cash Provided by Financing Activities	67,500	120,000

Net Change in Cash	(16,303)	4,601
Cash at Beginning of Period	28,897	20,917
Cash at End of Period	$12,594	$25,518

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$8,840	$253,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending December 31, 2023, and not necessarily indicative of the results to be expected for the full year ending March 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements for the nine months ended December 31, 2023, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$—
Total	$—	$—	$—

March 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$88,169
Total	$—	$—	$88,169

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,241,403 as of December 31, 2023. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of December 31, 2023, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Conversions	Balance December 31, 2023
Thirty 05, LLC (1)	1/25/2022	1/25/2024	8%	$5,000	$—	$—	$5,000
Thirty 05, LLC (2)	3/7/2022	3/7/2024	8%	$2,500	$—	$—	$2,500
Thirty 05, LLC (2)	5/19/2022	5/19/2023	8%	$15,000	$—	$—	$15,000
EROP Enterprises (1)	11/14/2022	11/14/2023	8%	$10,000	$—	$(8,217)	$1,783
EROP Enterprises (1)	12/15/2022	12/15/2023	8%	$51,444	$—	$—	$51,444
EROP Enterprises (1)	12/29/2022	12/29/2023	8%	$25,000	$—	$—	$25,000
EROP Enterprises (1)	2/13/2023	2/13/2024	8%	$10,000	$—	$—	$10,000
EROP Enterprises (1)	3/28/2023	3/28/2024	8%	$20,000	$—	$—	$20,000
EROP Enterprises (1)	6/14/2023	6/14/2024	8%	$—	$25,000	$—	$25,000
EROP Enterprises (1)	8/15/2023	8/15/2024	8%	$—	$15,000	$—	$15,000
EROP Enterprises (1)	9/13/2023	9/13/2024	8%	$—	$15,000	$—	$15,000
EROP Enterprises (2)	12/21/2023	12/21/2024	8%	$—	$10,000	$—	$10,000
Thirty 05, LLC (2)	12/31/2023	12/31/2024	8%	$—	$2,500	$—	$2,500
		Total		$138,944	$67,500	$(8,217)	$198,227
		Less Discount		$(91,100)			$(17,710)
		Total		$47,844			$180,517

On January 25, 2023, EROP Enterprises LLC, agreed to extend the convertible promissory notes dated January 25, 2022 and March 7, 2022 by one additional year.

Total accrued interest on the above Notes as of December 31, 2023 and March 31, 2023, is $14,630 and $3,889, respectively.

(1)	On December 5, 2023, the note holders agreed to change the conversion rate to $0.02.

(2)	Converts at $0.015 per share.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2023	$88,169
Increase to derivative due to new issuances	35,872
Decrease to derivative due to conversion/repayments	(3,972)
Derivative loss due to mark to market adjustment	86,921
Eliminate derivative for change of conversion feature	(206,990)
Balance at December 31, 2023	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023 and March 31, 2023, is as follows:

Inputs	December 31, 2023	March 31, 2023
Stock price	$—	$0.051
Conversion price	$—	$0.015 – 0.056
Volatility (annual)	—	187.53% - 200.08%
Risk-free rate	—	4.64 - 4.94
Dividend rate	—	—
Years to maturity	—	.13 - .99

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	December 31, 2023	March 31, 2023
Stock price	$0.036	$0.01 – 0.0141
Conversion price	$.0272	$0.0106 – 0.0105
Volatility (annual)	238.38%	140.81 – 196.26%
Risk-free rate	5.59%	1.15 – 4.72%
Dividend rate	—	—
Years to maturity	.05	.25 – .45

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 5 – LOAN PAYABLE

A summary of the Company’s loans payable as of December 31, 2023, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Repayments	Balance December 31, 2023
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165

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

On October 25, 2023, EROP Enterprises LLC converted $8,217 and $623, of principal and interest, respectively, into 325,000 shares of common stock.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2023	40,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(40,000)	$—	$—	—
Exercisable, December 31, 2023	—	$—	$—	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023 and 2022, the Company paid Mr. Leonard Lovallo $22,000 and $34,000 for his role as Chief Executive Officer and President of the Company. As of December 31, 2023 and March 31, 2023, the Company has accrued $32,000 and $18,000 of compensation due to Mr. Lovallo, respectively.

In addition, as of December 31, 2023, the Company owes Mr. Lovallo $4,000, for expense reimbursement. This was repaid in January 2024.

On January 8, 2022, the Company renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 400,000 shares of the Company’s common stock. The shares were valued at $0.90, for total expense of $360,000, which was amortized over the one-year term. Mr. Lovallo’s contract was extended for another year on January 1, 2023.

As of December 31, 2023 and March 31, 2023, the Company owes Ramzi Khoury $30,000 and $7,500, respectively, for director fees.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On January 29, 2024, Thirty05 converted $25,000 and $2,772 of principal and interest, respectively, into 1,455,572 shares of common stock.

On February 5, 2024, EROP converted $11,783 and $997 of principal and interest, respectively, into 638,987 shares of common stock.

On February 6, 2024, the Company issued 1,840,000 shares of common stock to Mr. Lovallo in exchange for conversion of all amounts due to Mr. Lovallo through March 31, 2024.

On February 6, 2024, the Company issued 1,123,334 shares of common stock to Mr. Khoury in exchange for conversion of all amounts due to Mr. Khoury through March 31, 2024.

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

Results of operations for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Revenues

The Company has not recognized any revenue to date.

Compensation expense – related party, for the three months ended December 31, 2023, was $12,000 compared to $102,000 for the three months ended December 31, 2022. The Company incurs compensation expense for its CEO. In the prior period we recognized $102,000 of stock compensation expense from shares issued for services.

Director fees, for the three months ended December 31, 2023, was $7,500 compared to $10,000 for the three months ended December 31, 2022. In the prior period we recognized $2,500 of stock compensation expense from shares issued.

General and administrative expenses, for the three months ended December 31, 2023, were $15,427 compared to $29,159 for the three months ended December 31, 2022, a decrease of $13,732 or 47.1%. The decrease is mainly attributed to a $12,000 decrease in expense for outside services.

Other Expense

Total other income for the three months ended December 31, 2023, was $121,083, consisting of $36,251 of interest expense, which includes $31,881 of debt discount amortization, a gain for the change in fair value of derivatives of $153,332 and a gain on conversion of debt of $4,002. Total other expense for the three months ended December 31, 2022, was $4,609, consisting of $22,988 of interest expense, which includes $20,331 of debt discount amortization and a loss on the issuance of convertible debt of $1,630. We had a gain on the change in the fair value of derivative of $11,692 and a gain on conversion of debt of $8,317.

Net Income (Loss)

We had net income for the three months ended December 31, 2023, of $86,156 in comparison to a net loss of $145,768 for the three months ended December 31, 2022. The change from the net loss to net income is attributed to the gain we had from the change in fair value of the derivatives.

Results of operations for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022.

Revenues

The Company has not recognized any revenue to date.

Compensation expense – related party, for the nine months ended December 31, 2023, was $36,000 compared to $306,000 for the nine months ended December 31, 2022. The Company incurs compensation expense for its CEO. In the prior period we recognized $270,000 of stock compensation expense from shares issued for services.

Director fees, for the nine months ended December 31, 2023, was $22,500 compared to $25,000 for the nine months ended December 31 2022. In the prior period we recognized $2,500 of stock compensation expense from shares issued.

General and administrative expenses, for the nine months ended December 31, 2023, were $69,793 compared to $117,399 for the nine months ended December 31, 2022, a decrease of $47,606 or 40.6%. The decrease is mainly attributed to a $40,000 decrease in expense for outside services and $6,236 decrease in travel expense.

Other Expense

Total other income for the nine months ended December 31, 2023, was $3,415, consisting of $109,784 of interest expense, which includes $98,390 of debt discount amortization, a loss on the issuance of convertible debt of $10,872, a gain for the change in fair value of derivatives of $120,069 and a gain on conversion of debt of $4,002. Total other expense for the nine months ended December 31, 2022, was $216,282, consisting of $159,291 of interest expense, which includes $149,958 of debt discount amortization, a loss on the change in the fair value of derivative of $87,352, a loss on the issuance of convertible debt of $7,779 and a gain on conversion of debt of $38,140.

Net Loss

Net loss for the nine months ended December 31, 2023, was $124,878 in comparison to a net loss of $664,681 for the nine months ended December 31, 2022. The decrease in our net loss is largely attributed to the decrease in operating expense from the decrease to compensation expense and the decrease to our other expenses.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the nine months ended December 31, 2023, the Company used $83,803 of cash for operating activities compared to $115,399 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the nine months ended December 31, 2023, the Company received $67,500 of cash from the issuance of a new convertible note. In the prior period we received $70,000 of cash from the issuance of a convertible note and $50,000 from other notes payable.

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

Future Financings

We will continue to rely on equity sales of our common shares or debt financing arrangements in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Management’s Report Disclosure Controls and Procedures

During the quarter ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: February 14, 2024

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

