Form 10-K
period 2024-03-31
ALTAIR INTERNATIONAL CORP.
filed 2024-07-02
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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

The aggregate market value of the 16,892,725 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.0415 on September 30, 2023, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $8,024,044.

As of June 28, 2024, there were 31,975,852 shares of common stock outstanding.

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

Activities of our wholly-owned subsidiary, EV Lithium Solution, Inc. (EVLS)

On March 19, 2021, EVLS acquired a 100% interest in the IP related to a novel, solid state lithium/graphene battery technology from Cryptosolar Ltd., a Company domiciled in the United Kingdom. We continue to invest in the research and development of this technology and such development is moving forward rapidly. We are currently in the process of patenting the technology and are exploring options for commercialization. On July 21, 2021, the Company engaged Mr. Matthew Kiang to assist in our efforts to commercialize our battery technology, and on August 6, 2021, the Company filed its first patent application for this technology, which referenced 20 claims. In December 2021, we received a non-final rejection of the claims on various grounds and we have since determined that the most prudent course of action will be to file a new patent application rather than amend the existing application. We do not currently have an established timeline for our filing of a new patent application. We have eliminated the use of lithium in our battery platform, resulting in a technology which does not rely on any electrochemical reactions. This development results in an energy supply with a cost that will not be affected by the fluctuations in global lithium prices, and carries no risk of fire as lithium batteries do. We are currently and actively exploring options for commercialization or sale of this technology, which we have named our Energy Storage Unit, or ESU.

On February 16, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier Air Charter, Inc. (“Premier”), Premier Air Charter Merger Sub, Inc. (“Merger Sub”), and TIPP Aviation, LLC, the sole shareholder of Premier. Under the terms of the Merger Agreement, Altair will exchange 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub will be merged into Premier (the “Merger”). The officers and directors of Premier will be the officers and directors of Altair following the Merger.  The closing of the Merger is subject to a number of pre-conditions, including Premier providing two years of audited financial statements by a PCAOB registered accounting firm.  Presently, Altair and Premier are working diligently to satisfy those preconditions with an intent to close the Merger as soon as possible.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We utilize well-known cloud-based technologies and service providers such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition.

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

Number of Holders

As of June 28, 2024, 31,975,852 issued and outstanding shares of common stock were held by 69 shareholders of record.

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

Recent Issuance of Unregistered Securities

During the year ended March 31, 2024, EROP Enterprises LLC converted $35,000 and $2,336 of principal and interest, respectively, into 1,749,820 shares of common stock.

During the year ended March 31, 2024, Thirty05 converted $25,000 and $2,772 of principal and interest, respectively, into 1,455,572 shares of common stock.

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

Results of Operations

Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

Revenues

The Company has not recognized any revenue to date.

Operating Expenses

Mining and exploration expenses for the year ended March 31, 2024, was $0 compared to $10,890 for the year ended March 31, 2023, a decrease of $10,890. The Company’s mining and exploration expenses have decreased to $0 in the current period as the Company looks for new opportunities.

Compensation expense – related party for the year ended March 31, 2024, was $48,000 compared to $318,000 for the year ended March 31, 2023. The Company incurs compensation expense for its CEO. In the prior period we recognized $102,000 of stock compensation expense from shares issued for services.

Director compensation expense for the year ended March 31, 2024, was $33,600 compared to $32,500 for the year ended March 31, 2023, an increase of $1,100 OR 3.4%. We compensate our director, Ramzi Khoury, $2,500 per month.

General and administrative expense (“G&A”) for the year ended March 31, 2024, was $99,578 compared to $96,150 for the year ended March 31, 2023, an increase of $3,428 or 3.6%. In the current period are larger expenses were for professional fees of $44,700 and expenses related to being a public company of 17,966. In the prior period are larger expenses were for professional fees of $43,096 and other outside services of $52,000.

Other Expense

Total other expense for the year ended March 31, 2024, was $217,707 consisting of $125,169 of interest expense, which includes $110,920 of debt discount amortization, a gain for the change in fair value of derivatives of $120,069, a loss on settlement of debt of $205,737, a loss on issuance of debt of $10,872 and a gain on conversion of debt of $4,002.

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

Net Loss

Net loss for the year ended March 31, 2024, was $398,885, in comparison to a net loss of $1,750,349 for the year ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the year ended March 31, 2024, the Company used $117,099 of cash for operating activities compared to $142,020 of cash for operating activities in the prior period.

Cash flow used in Investing Activities.

We had no cash flow from investing activity during the years ended March 31, 2024 and 2023.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the year ended March 31, 2024, the Company received $92,500 of cash from financing activities. During the year ended March 31, 2023, the Company received $150,000 of cash from financing activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTAIR INTERNATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Altair International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair International Corp. (“the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2021. Spokane, Washington
July 2, 2024

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current Assets:
Cash	$4,298	$28,897
Prepaid	6,500	—
Prepaid stock compensation	—	7,980
Total Current Assets	10,798	36,877

Total Assets	$10,798	$36,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$3,500
Accrued compensation	—	25,500
Loans payable	14,165	14,165
Interest payable	13,029	3,889
Convertible notes payable, net of debt discount of $5,210 and $91,100, respectively	166,234	47,844
Derivative liability	—	88,169
Total Current Liabilities	193,428	183,067
Total Liabilities	193,428	183,067

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 30,238,686 and 24,692,459 shares issued and outstanding, respectively	30,239	24,693
Common stock to be issued	58,938	—
Additional paid in capital	17,243,603	16,945,642
Accumulated deficit	(17,515,410)	(17,116,525)
Total Stockholders' Equity (Deficit)	(182,630)	(146,190)
Total Liabilities and Stockholders' Deficit	$10,798	$36,877

The accompanying notes are an integral part of these consolidated financial statements.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2024	2023
Operating Expenses:
Mining exploration expense	$—	$10,890
Compensation - related party	48,000	318,000
Director fees	33,600	32,500
General and administrative	99,578	96,150
Total operating expenses	181,178	457,540

Loss from operations	(181,178)	(457,540)

Other Income (Expense):
Interest expense	(125,169)	(195,528)
Gain on conversion of debt	4,002	38,444
Change in fair value	120,069	(1,003,598)
(Loss) gain on settlement of debt	(205,737)	6,000
Loss on issuance of convertible debt	(10,872)	(138,127)
Total other expense	(217,707)	(1,292,809)

Loss before provision for income taxes	(398,885)	(1,750,349)
Provision for income taxes	—	—

Net Loss	$(398,885)	(1,750,349)

Loss per share, basic and diluted	$(0.02)	$(0.07)
Weighted average shares outstanding, basic and diluted	25,605,919	24,234,937

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2022	23,769,678	$23,770	$15,357,857	$—	$(15,366,176)	$15,451
Shares issued for debt	852,781	853	1,565,355	—	—	1,566,208
Shares issued for accounts payable – related party	70,000	70	22,430	—	—	22,500
Net loss	—	—	—	—	(1,750,349)	(1,750,349)
Balance, March 31, 2023	24,692,459	24,693	16,945,642	—	(17,116,525)	(146,190)
Shares issued for debt	2,419,559	2,420	209,487	58,938	—	270,845
Shares issued for compensation – related party	3,126,668	3,126	83,474	—	—	86,600
Forgiveness of debt – related party	—	—	5,000	—	—	5,000
Net loss	—	—	—	—	(398,885)	(398,885)
Balance, March 31, 2024	30,238,686	$30,239	$17,243,603	$58,938	$(17,515,410)	$(182,630)

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(398,885)	$(1,750,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	110,920	184,389
Stock issued for services – related party	3,600	270,000
Gain on conversion of debt	(4,002)	(38,444)
Loss on conversion of debt	205,737	—
Loss on issuance of convertible debt	10,872	138,127
Gain on settlement of debt	—	(6,000)
Change in fair value of derivative	(120,069)	1,003,598
Changes in Operating Assets and Liabilities:
Prepaid	7,980	(7,980)
Accounts payable	(3,500)	12,000
Accrued compensation	56,000	41,500
Accrued interest	14,248	11,139
Net Cash Used in Operating Activities	(117,099)	(142,020)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	92,500	100,000
Proceeds from notes payable	—	50,000
Net Cash Provided by Financing Activities	92,500	150,000

Net Change in Cash	(24,599)	7,980
Cash at Beginning of Period	28,897	20,917
Cash at End of Period	$4,298	$28,897

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$65,108	$247,364
Common stock issued for accounts payable – related party	$—	$22,500
Common stock issued for accrued compensation – related party	$76,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Consolidated Financial Statements

March 31, 2024

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

On February 16, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier Air Charter, Inc. (“Premier”), Premier Air Charter Merger Sub, Inc. (“Merger Sub”), and TIPP Aviation, LLC, the sole shareholder of Premier. Under the terms of the Merger Agreement, Altair will exchange 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub will be merged into Premier (the “Merger”). The officers and directors of Premier will be the officers and directors of Altair following the Merger.  The closing of the Merger is subject to a number of pre-conditions, including Premier providing two years of audited financial statements by a PCAOB registered accounting firm.  Presently, Altair and Premier are working diligently to satisfy those preconditions with an intent to close the Merger as soon as possible.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and 2023.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended March 31, 2024 and 2023, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

March 31, 2024

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2024, the Company has approximately 8,906,000 potentially dilutive shares of common stock from convertible notes payable. As of March 31, 2023, the Company had approximately 2,888,650 potentially dilutive shares of common stock from convertible notes payable and 40,000 potentially dilutive shares of common stock from outstanding warrants. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,515,410 as of March 31, 2024. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of March 31, 2024, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Conversions	Balance March 31, 2024
Thirty 05, LLC (1)	1/25/2022	1/25/2024	8%	$5,000	$—	$(5,000)	$—
Thirty 05, LLC (2)	3/7/2022	3/7/2024	8%	$2,500	$—	$(2,500)	$—
Thirty 05, LLC (2)	5/19/2022	5/19/2023	8%	$15,000	$—	$(15,000)	$—
EROP Enterprises (1)	11/14/2022	11/14/2023	8%	$10,000	$—	$(10,000)	$—
EROP Enterprises (1)	12/15/2022	12/15/2023	8%	$51,444	$—	$—	$51,444
EROP Enterprises (1)	12/29/2022	12/29/2023	8%	$25,000	$—	$—	$25,000
EROP Enterprises (1)	2/13/2023	2/13/2024	8%	$10,000	$—	$(10,000)	$—
EROP Enterprises (1)	3/28/2023	3/28/2024	8%	$20,000	$—	$—	$20,000
EROP Enterprises (1)	6/14/2023	6/14/2024	8%	$—	$25,000	$—	$25,000
EROP Enterprises (1)	8/15/2023	8/15/2024	8%	$—	$15,000	$(15,000)	$—
EROP Enterprises (1)	9/13/2023	9/13/2024	8%	$—	$15,000	$—	$15,000
EROP Enterprises (2)	12/21/2023	12/21/2024	8%	$—	$10,000	$—	$10,000
Thirty 05, LLC (2)	12/31/2023	12/31/2024	8%	$—	$2,500	$(2,500)	$—
EROP Enterprises (3)	1/12/2024	1/12/2025	8%	—	5,000	—	5,000
EROP Enterprises (4)	2/28/2024	2/28/2025	8%	—	12,000	—	12,000
EROP Enterprises (4)	2/28/2024	2/28/2025	8%	—	8,000	—	8,000
		Total		$138,944	$92,500	$(60,000)	$171,444
		Less Discount		$(91,100)			$(5,210)
		Total		$47,844			$166,234

On January 25, 2023, EROP Enterprises LLC, agreed to extend the convertible promissory notes dated January 25, 2022 and March 7, 2022 by one additional year.

Total accrued interest on the above Notes as of March 31, 2024 and 2023 is $13,029 and $3,889, respectively.

(1)	On December 5, 2023, the note holders agreed to change the conversion rate to $0.02.
(2)	Converts at $0.015 per share.
(3)	Converts at $0.04 per share.
(4)	Converts at $0.03 per share.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at March 31, 2023	$88,169
Increase to derivative due to new issuances	35,872
Decrease to derivative due to conversion/repayments	(3,972)
Derivative loss due to mark to market adjustment	86,921
Eliminate derivative for change of conversion feature	(206,990)
Balance at March 31, 2024	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of and March 31, 2024 and 2023, is as follows:

Inputs	March 31, 2024	March 31, 2023
Stock price	$—	$0.051
Conversion price	$—	$0.015 – 0.056
Volatility (annual)	—	187.53% - 200.08%
Risk-free rate	—	4.64 - 4.94
Dividend rate	—	—
Years to maturity	—	.13 - .99

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs	March 31, 2024	March 31, 2023
Stock price	$0.036	$0.01 – 0.0141
Conversion price	$.0272	$0.0106 – 0.0105
Volatility (annual)	238.38%	140.81 – 196.26%
Risk-free rate	5.59%	1.15 – 4.72%
Dividend rate	—	—
Years to maturity	.05	.25 – .45

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 5 – LOAN PAYABLE

A summary of the Company’s loans payable as of March 31, 2024, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2023	Additions	Repayments	Balance March 31, 2024
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165

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

During the year ended March 31, 2024, EROP Enterprises LLC converted $35,000 and $2,336 of principal and interest, respectively, into 1,749,820 shares of common stock.

During the year ended March 31, 2024, Thirty05 converted $25,000 and $2,772 of principal and interest, respectively, into 1,455,572 shares of common stock.

Refer to Note 8 for shares issued to related parties.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, March 31, 2023	40,000	$0.25	$0.18	$—
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(40,000)	$—	$—	—
Exercisable, March 31, 2024	—	$—	$—	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2024 and 2023, the Company paid Mr. Leonard Lovallo $22,000 and $34,000 for his role as Chief Executive Officer and President of the Company. As of March 31, 2024, Mr. Lovallo agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Lovallo received 1,760,000 shares of common stock for $44,000 of accrued salary and 160,000 shares of common stock for $4,000 for April compensation. The shares received for April were debited to prepaids. As of March 31, 2024 and 2023, the Company has accrued $0 and $18,000 of compensation due to Mr. Lovallo, respectively.

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

As of March 31, 2024, Mr. Khoury agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Khoury received 1,083,334 shares of common stock for $32,500 of accrued salary and 83,334 shares of common stock for $2,500 for April compensation. The shares received for April were debited to prepaids. In addition, Mr. Khoury forgave $5,000 that was owed to him. The amount was credited to paid in capital. As of March 31, 2024 and 2023, the Company has accrued $0 and $7,500 of compensation due to Mr. Khoury, respectively.

NOTE 9 – INCOME TAX

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

The provision for Federal income tax consists of the following March 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$83,800	$367,600
Less: valuation allowance	(83,800)	(367,600)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$3,678,000	$3,594,000
Less: valuation allowance	(3,678,000)	(3,594,000)
Net deferred tax asset	$—	$—

At March 31, 2024, the Company had net operating loss carry forwards of approximately $3,678,000 that may be offset against future taxable income.  No tax benefit has been reported in the March 31, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On April 9, 2024, the Company’s transfer agent issued 785,833 shares of common stock due to EROP as of March 31, 2024, for the conversion of debt.

On April 23, 2024, Ramzi Khoury resigned his position as a director of the Company.

On May 16, 2024, the Company issued Mr. Lovallo 160,000 shares of common stock for compensation expense of $4,000.

On May 31, 2024, EROP converted $15,000 and $827 of principal and interest, respectively, into 791,333 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended March 31, 2024 out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2024.

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

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2024, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name and Address of Executive Officer and/or Director	Age	Position
Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	43	CEO and Director

Ramzi Khoury 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	67	Independent Director

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

Mr. Khoury resigned as a Director of the Company on April 23, 2024.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended March 31, 2024, we believe all necessary forms have been filed.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended March 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

							Nonqualified
				Stock	Option	Non-Equity Incentive Plan	Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($) (1)	($)	($)	($)	($)	($)	($)	($)
Leonard Lovallo	2024	$22,000	$0	$44,000	$0	$0	$0	$0	$66,000
CEO and Director	2023	34,000	$0	$270,000	$0	$0	$0	$0	$304,000

(1)	Represents actual amounts paid.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Officers and Directors Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage
Common Stock	Leonard Lovallo 322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212	3,520,000	11.1%
Common Stock	Ramzi Khoury 11 Rue Jean Jaures Creteil, France 94000	1,356,668	4.5%
All Officers and Directors as a Group (2 persons)		4,876,668	15.6%

5% Beneficial Owners
Common Stock	Fourth Street Fund, LP 4047 St Georges Ct. Duluth, GA 30096	5,671,722	18.8%
Common Stock	Lisa E. Mannion Rev Trust 4047 St Georges CT Duluth, GA 30096	4,000,000	13.2%
Common Stock	Thirty 05 LLC 3005 Hoedt Rd Tampa, FL 33618	1,633,886	5.4%
All Other Beneficial Owners as a Group (3 persons)		11,305,608	36.4%

The percentage of class is based on 31,975,852 shares of common stock issued and outstanding as of June 11, 2024.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the years ended March 31, 2024 and 2023, the Company paid Mr. Leonard Lovallo $22,000 and $34,000 for his role as Chief Executive Officer and President of the Company. As of March 31, 2024, Mr. Lovallo agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Lovallo received 1,760,000 shares of common stock for $44,000 of accrued salary and 160,000 shares of common stock for $4,000 for April compensation. The shares received for April were debited to prepaids. As of March 31, 2024 and 2023, the Company has accrued $0 and $18,000 of compensation due to Mr. Lovallo, respectively.

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

As of March 31, 2024, Mr. Khoury agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Khoury received 1,083,334 shares of common stock for $32,500 of accrued salary and 83,334 shares of common stock for $2,500 for April compensation. The shares received for April were debited to prepaids. In addition, Mr. Khoury forgave $5,000 that was owed to him. The amount was credited to paid in capital. As of March 31, 2024 and 2023, the Company has accrued $0 and $7,500 of compensation due to Mr. Khoury, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended March 31, 2024 and 2023 amounted to $23,500 and $24,000, respectively.

Audit-Related Fees

During the fiscal years ended March 31, 2024 and 2023 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended March 31, 2024 and 2023 was $0.

All Other Fees

During the fiscal years ended March 31, 2024 and 2023, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Dated: July 2, 2024

By:   /s/ Leonard Lovallo

Leonard Lovallo

President, CEO and Director

