Form 10-Q
period 2024-06-30
ALTAIR INTERNATIONAL CORP.
filed 2024-08-15
CIK 1570937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2024

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

As of August 13, 2024, there were 32,803,527 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

3

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$7,211	$4,298
Prepaid	4,200	6,500
Total Current Assets	11,411	10,798

Total Assets	$11,411	$10,798

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$5,000	$—
Loans payable	14,165	14,165
Interest payable	15,549	13,029
Convertible notes payable, net of debt discount of $0 and $5,210, respectively	156,444	166,234
Due to a related party	26,400	—
Total Current Liabilities	217,558	193,428
Total Liabilities	217,558	193,428

Stockholders’ Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par value, 5,000,000,000 shares authorized; 31,975,852 and 30,238,686 shares issued and outstanding, respectively	31,976	30,239
Common stock to be issued	—	58,938
Additional paid in capital	17,320,630	17,243,603
Accumulated deficit	(17,558,753)	(17,515,410)
Total Stockholders' Deficit	(206,147)	(182,630)
Total Liabilities and Stockholders' Deficit	$11,411	$10,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,
	2024	2023
Operating Expenses:
Compensation - related party	$12,000	$12,000
Director fees	2,500	7,500
General and administrative	20,285	21,409
Total operating expenses	34,785	40,909

Loss from operations	(34,785)	(40,909)

Other Expense:
Interest expense	(8,558)	(34,384)
Change in fair value	—	(84,795)
Loss on issuance of convertible debt	—	(10,872)
Total other expense	(8,558)	(130,051)

Loss before provision for income taxes	(43,343)	(170,960)
Provision for income taxes	—	—

Net Loss	$(43,343)	(170,960)

Loss per share, basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	31,378,033	24,692,449

The accompanying notes are an integral part of these unaudited financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2024	30,238,686	$30,239	$17,243,603	$58,938	$(17,515,410)	$(182,630)
Shares issued for debt	1,577,166	1,577	73,187	(58,938)	—	15,826
Shares issued for compensation – related party	160,000	160	3,840	—	—	4,000
Net loss	—	—	—	—	(43,343)	(43,343)
Balance, June 30, 2024	31,975,852	$31,976	$17,352,284	$—	$(17,558,753)	$(206,147)

	Common Stock		Additional Paid in	Common Stock To be	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2023	24,692,449	$24,693	$16,945,642	$—	$(17,116,525)	$(146,190)
Net loss	—	—	—	—	(170,960)	(170,960)
Balance, June 30, 2023	24,692,449	$24,693	$16,945,642	$—	$(17,287,485)	$(317,150)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(43,343)	$(170,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount expense	5,210	31,306
Loss on issuance of convertible debt	—	10,872
Change in fair value of derivative	—	84,795
Common stock issued for services – related party	4,000	—
Changes in Operating Assets and Liabilities:
Prepaid	2,300	3,990
Accounts payable	5,000	2,261
Accrued compensation	—	9,500
Accrued interest	3,346	3,078
Net Cash Used in Operating Activities	(23,487)	(25,158)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	25,000
Cash advances – related party	26,400	—
Net Cash Provided by Financing Activities	26,400	25,000

Net Change in Cash	2,913	(158)
Cash at Beginning of Period	4,298	28,897
Cash at End of Period	$7,211	$28,739

Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$15,826	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTAIR INTERNATIONAL CORP.

Notes to the Consolidated Financial Statements

June 30, 2024

(Unaudited)

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

Merger Agreement

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending June 30, 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and March 31, 2024.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended June 30, 2024 and 2023, include the accounts of the Company and its wholly owned subsidiary, EV Lithium Solutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,558,753 as of June 30, 2024. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

A summary of the Company’s convertible notes as of June 30, 2024, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2024	Additions	Conversions	Balance June 30, 2024
EROP Enterprises (1)	12/15/2022	12/15/2023	8%	$51,444	$—	$—	$51,444
EROP Enterprises (1)	12/29/2022	12/29/2023	8%	$25,000	$—	$—	$25,000
EROP Enterprises (1)	3/28/2023	3/28/2024	8%	$20,000	$—	$—	$20,000
EROP Enterprises (1)	6/14/2023	6/14/2024	8%	$25,000	$—	$—	$25,000
EROP Enterprises (1)	9/13/2023	9/13/2024	8%	$15,000	$—	$(15,000)	$—
EROP Enterprises (2)	12/21/2023	12/21/2024	8%	$10,000	$—	$—	$10,000
EROP Enterprises (3)	1/12/2024	1/12/2025	8%	5,000	—	—	5,000
EROP Enterprises (4)	2/28/2024	2/28/2025	8%	12,000	—	—	12,000
EROP Enterprises (4)	2/28/2024	2/28/2025	8%	8,000	—	—	8,000
		Total		$171,444	$—	$(15,000)	$156,444
		Less Discount		$(5,210)			$—
		Total		$166,234			$156,444

Total accrued interest on the above Notes as of June 30, 2024 and March 31, 2024 is $15,549 and $13,029, respectively.

(1)	On December 5, 2023, the note holders agreed to change the conversion rate to $0.02.
(2)	Converts at $0.015 per share.
(3)	Converts at $0.04 per share.
(4)	Converts at $0.03 per share.

NOTE 5 – LOAN PAYABLE

A summary of the Company’s loans payable as of June 30, 2024, is presented below:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2024	Additions	Repayments	Balance June 30, 2024
Third party	8/24/2020	8/24/2021	0%	14,165	$—	$—	$14,165

NOTE 6 – COMMON STOCK

On April 9, 2024, the Company’s transfer agent issued 785,833 shares of common stock due to EROP for conversions that occurred during period ended March 31, 2024.

On May 31, 2024, EROP converted $15,000 and $827 of principal and interest, respectively, into 791,333 shares of common stock.

Refer to Note 7 for shares issued to related parties.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024 and 2023, the Company paid Mr. Leonard Lovallo $12,000 and $12,000 for his role as Chief Executive Officer and President of the Company. As of March 31, 2024, Mr. Lovallo agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Lovallo received 1,760,000 shares of common stock for $44,000 of accrued salary and 160,000 shares of common stock for $4,000 for April compensation. On May 16, 2024, the Company issued Mr. Lovallo 160,000 shares of common stock for compensation expense of $4,000.

During the three months ended June 30, 2024, Premier has advanced the Company $26,400 to pay for operating expenses. The advance is non-interest bearing and due on demand.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that there are the material subsequent events to disclose in these unaudited financial statements.

Effective July 11, 2024, the Company terminated its Earned in Agreement with American Lithium Minerals, Inc. The Company maintains a 10% interest in the leases.

On July 19, 2024, EROP converted its January 12, 2024, note payable into 130,194 shares of common stock, satisfying the note in full.

On July 19, 2024, EROP converted its December 23, 2023, note payable into 697,481 shares of common stock, satisfying the note in full.

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

Effective July 11, 2024, the Company terminated its Earned in Agreement with American Lithium Minerals, Inc. The Company maintains a 10% interest in the leases.

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

Merger Agreement

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

Results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Revenues

The Company has not recognized any revenue to date.

Compensation expense – related party, for the three months ended June 30, 2024, was $12,000 compared to $12,000 for the three months ended June 30, 2023. The Company incurs compensation expense for its CEO at $4,000 per month.

Director fees, for the three months ended June 30, 2024, was $2,500 compared to $7,500 for the three months ended June 30, 2023. On April 23, 2024, Ramzi Khoury resigned his position as a director of the Company.

General and administrative expenses, for the three months ended June 30, 2024, were $20,285 compared to $21,409 for the three months ended June 30, 2023, an increase of $1,124 or 5.2%.

Other Expense

Total other expense for the three months ended June 30, 2024, was $8,558, for interest expense, which includes $5,210 of debt discount amortization. Total other expense for the three months ended June 30, 2023, was $130,051, consisting of $34,384 of interest expense, which includes $31,306 of debt discount amortization and a loss on the issuance of convertible debt of $10,872. We also had a loss on the change in the fair value of the derivative of $84,795.

Net Loss

We had a net loss for the three months ended June 30, 2024, of $43,343  in comparison to a net loss of $170,960 for the three months ended June 30, 2023.

Liquidity and Capital Resources

Cash flow used in Operating Activities.

We have not generated positive cash flows from operating activities. During the three months ended June 30, 2024, the Company used $23,487 of cash for operating activities compared to $25,158 of cash for operating activities in the prior period.

Cash flow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. During the three months ended June 30, 2024, the Company received $26,400 of cash from a related party. In the prior period we received $25,000 of cash from the issuance of a convertible note.

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

Critical Accounting Policies

Refer to our Form 10-K for the year ended March 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	Controls and Procedures

Management’s Report Disclosure Controls and Procedures

During the quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ALTAIR INTERNATIONAL CORP.

Dated: August 15, 2024

/s/ Leonard Lovallo

By: Leonard Lovallo

Its: President, CEO and Director

