Form 10-KT
period 2024-12-31
ALTAIR INTERNATIONAL CORP.
filed 2025-04-07
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED _____________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to December 31, 2024

COMMISSION FILE NO. 000-56312

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0385465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2006 Palomar Airport Road, Suite 210, Carlsbad, CA 92011

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code Tel. 858-239-0788

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

The aggregate market value of the 36,460,576 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.025 on June 28, 2024, at which the common equity was last sold in its most recently completed second fiscal quarter was $911,144.

At March 20, 2025, there were 279,848,293 shares of common stock outstanding.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•	our results of operations and financial condition;
•	costs related to being a public company;
•	limited liquidity and trading of our securities;
•	that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
•	the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza and other global political and economic issues;
•	a changing regulatory landscape in the highly competitive aviation industry;
•	risks associated with the overall economy, including recent and expected future increases in interest rates and the potential for recession; and
•	other risks and uncertainties set forth under the section of this Report entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward- looking

ITEM 1.      BUSINESS

Altair International Corp. ("Altair" or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on December 12, 2012. The Company primarily operates through its wholly owned subsidiary, Premier Air Charter, Inc., a California corporation (“Premier”). Altair together with its subsidiary, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-K to refer to the Company.

On March 11, 2025, Altair acquired Premier. As a result of this acquisition, Altair’s business is comprised solely of the business of Premier. This Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the financial statements of Premier as of December 31, 2024 and 2023 and for each of the years then ended.

In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 279,848,293 shares of Altair common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2023 are as follows:

Year ended December 31,:	2024	2023
	(unaudited)	(unaudited)
Revenues	$20,751,139	$20,184,074
Net loss	$(2,578,798)	$(1,355,369)
Loss per share -basic and diluted	$(0.01)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, no proforma balance sheets are presented.

The Premier Business

Premier is a San Diego, California-based aircraft charter business that provides luxury aviation serving an international community of aviation enthusiasts. Premier specializes in creating trusted partnerships within the aviation industry to deliver bespoke aviation solutions for its clients. Premier’s fleet of aircraft includes everything from light jets, turbojets and mid-large jets. Drawing on decades of experience, Premier’s aviation experts oversee every aspect of the jet charter business, including private charters, aircraft management and sales.

Our mission is rooted in ensuring the highest levels of safety, security, and customer care for every flight.

We achieve this by relentlessly pursuing excellence. Our approach involves a rigorous recruitment and training process, employing expert professionals who meticulously manage and maintain our fleet of complex equipment, with proven safety and security measures integrated into every aspect of our operations.

Premier directly maintains and operates aircraft to deliver a uniquely secure, seamless, and customer-centric travel experience.

Our highly trained pilots, support staff, and tailored flight solutions ensure every client journey reflects our unwavering commitment to service and excellence. As we continue to grow, we are focused on expanding our fleet, enhancing our technological capabilities, and leading the charge in sustainable aviation practices.

The Federal Aviation Administration (“FAA”) is the principal regulator of civil aviation safety matters. As applied to our business, Premier possesses an air carrier certificate issued by the FAA in accordance Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 119, and possesses Operations Specification issued pursuant to 14 C.F.R. Part 135, authorizing Premier to engage in on-demand air-taxi operations.

Premier exclusively operates the following nine aircraft in accordance with the following lease terms:

Type of Aircraft	Tail Number	Monthly Payment	Term	Purchase Option	Engine Program	Maintenance Cost Responsibility
Challenger 601	N207JB	$ 14,699	23 mo	yes	yes	yes
Challenger 601	N614AF	$ 26,772	23 mo	yes	yes	yes
Gulfstream IV	N236CA	$ 53,078	23 mo	yes	yes	yes
Gulfstream IV	N450EJ	$ 48,377	20 mo	yes	yes	yes
Citation X	N214WT	$ 28,000	59 mo	no	yes	yes
Citation X	N713FL	$ 28,000	59 mo	no	yes	yes
Citation X	N265AV	$ 28,000	59 mo	no	yes	yes
Citation CJ3	N795KG	$ 64,800	Monthly	no	yes	yes
Citation CJ3	N973CG	$ 64,800	Monthly	no	yes	yes

Competition in the Air Charter Business

The jet air charter services market size is estimated to be $13.65 billion with an average compound annual growth rate of 7.84% according to a 2025 report entitled Private Jet Charter Services Market Analysis - Industry Growth, Size & Forecast Report (2025-2030) by Mordor Intelligence (https://www.mordorintelligence.com/industry-reports/private-jet-charter-services-market). Major competitors serving the jet air charter business include NetJets, Flexjet, Wheels Up, VistaJet, Magellan Jets, and XOJet, with NetJets generally considered the largest and most dominant player based on its extensive fleet and market share across fractional ownership, leasing and private jet card programs.

Key aspects of competition in the jet charter market include:

Fleet size and variety - Companies compete based on the size and range of aircraft they offer to cater to different needs and budgets.

Fleet availability - Companies compete based on aircraft positioning and availability to meet customer flight and schedule needs.

Service level and customization - Providing highest levels of aircraft safety, security and customer wellbeing.

Pricing and cost structure - Competition exists in terms of the ability to provide customers with competitive hourly jet charter rates at a cost structure that that results in profitable aircraft operations.

Global reach - Companies with a wider network of destinations and operational capabilities can attract more international clients.

Technology and online platforms - User-friendly booking systems and digital tools for managing flights can be a competitive advantage.

These competitors are larger and have greater financial resources than Premier. To be successful in the air charter business, a company must have desirable aircraft to charter at reasonable rates that are available on demand and that satisfy all federal safety and security standards.

Competitive Strengths of Premier

Premier believes that it can compete successfully in the air charter business based upon the many years of experience that its leadership team has in the private aviation industry, including the skills and contacts necessary to procure and contract for the right to use aircraft assets, the ability to operate aircraft at the highest levels of safety, security and customer wellbeing, and the capability to repair and maintain aircraft.

Growth Strategy

Our growth strategies are focused on:

•	Continuously building and improving our team of experts that meet/exceed the high and rigorous safety, security, and customer wellbeing demands in operating jet aircraft.
•	Investing in aircraft that meet the needs of our customers and provide a favorable return on investment.
•	Continuing to expand vertically integrated aircraft maintenance operations to optimize ability to meet and exceed aircraft safety requirements and optimize aircraft availability and operating cost.
•	Expanding customer base and flight routes by obtaining required certifications to operate jet aircraft that carry 10 or more passengers.
•	Continuing to capture industry synergies by working together to meeting customer needs with available aircraft and providing aircraft maintenance services.

Government Regulation

We are subject to government regulation at local, state, federal, and international levels. The scope of these regulations is broad, covering a wide range of subjects that include, but are not limited to, those summarized below.

The Federal Aviation Administration (“FAA”) is the principal regulator of civil aviation safety matters. As applied to our business, Premier possesses an air carrier certificate issued by the FAA in accordance Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 119, an Operations Specification issued pursuant to 14 C.F.R. Part 135, authorizing Premier to engage in on-demand air-taxi operations.

The FAA’s regulations touch on many aspects of civil aviation, including:

•	Certification and oversight of air carriers;
•	Aircraft inspection, maintenance, repair, and registration;
•	Flight crewmember and maintenance technician training, certification, and surveillance;
•	Monitoring drug and alcohol testing for safety-sensitive personnel;
•	Airport and airport facility design, construction, and maintenance;
•	Air traffic control system oversight, management, training, and maintenance;

There are many FAA regulations that may impact our operations and business. They include but are not limited to the following Parts found in Title 14 of the C.F.R.

“Part 43” contains the regulations for aircraft maintenance, preventative maintenance, rebuilding, and alteration. This Part prescribes the requirements to perform all aircraft maintenance, including the documentation, inspection, and applicable processes and standards.

“Part 91” contains the general operating rules for flight safety. These rules govern all flight operations, including private and commercial operations, except to the extent that the commercial operations are subject to additional rules found in other parts of the FAA regulations.

“Part 119” contains rules that govern air carriers. This Part prescribes air carrier certificate requirements, requirements for management personnel employed by an air carrier (i.e. Director of Operations, Director of Maintenance, etc.), and it states which operations are not required to be conducted under Part 135.

“Part 120” contains drug and alcohol testing requirements for Part 135 air carriers and Part 145 repair stations. This Part also contains requirements for record keeping and addressing positive alcohol and drug testing results.

“Part 135” contains additional rules that apply to commercial “on-demand” operations, including crew member rest and duty requirements.

“On-demand” operations include flights where the departure location, departure time, and arrival location are specifically negotiated with the customer or the customer’s representative.

As the operator of our nation’s air traffic control system, the FAA is responsible for air traffic management. From time to time, the FAA may restrict certain airspace for safety or national security concerns. For example, the FAA may implement a Temporary Flight Restriction (“TFR”) after a natural disaster to reserve certain airspace for emergency response aircraft. TFRs and other airspace restrictions may impact our ability to takeoff or land at certain airports and may also require us to select alternate flight routes. Most TFRs and other airspace restrictions are temporary and have little to no impact on our flight operations.

The U.S. Department of Transportation (“DOT”) is the principal regulator of economic matters in the aviation industry. DOT oversees the operations of Premier, which operates as an air taxi under a DOT 14 C.F.R. Part 298 exemption that provides certain exemptions from some economic regulatory provisions of Subtitle VII of Title 49, and provides regulations related to various consumer protections applicable to Premier. These regulations include economic authority to conduct business as an air carrier, as well as consumer protection and insurance requirements that apply to our air carrier business operations.

DOT also enforces U.S. laws governing the citizenship of air carriers. We must ensure that we meet DOT’s citizenship requirements so that Premier can maintain its air carrier certificate. This means that Premier must be under the actual control of U.S. citizens (as defined in 49 U.S.C. Section 40102(a)(15)), and must satisfy certain other requirements, including that its president/chief executive officer and at least two-thirds of its board of directors and other managing officers are U.S. citizens, and that at least 75% of its voting stock is owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.

National Transportation Safety Board (“NTSB”) is an independent agency that oversees aircraft accident investigations. NTSB regulations governing accident notification are contained in 14 CFR Part 830. NTSB does not regulate aviation, but it does have the authority to issue subpoenas in conjunction with accident investigations. NTSB may, at its discretion, delegate accident investigation duties to the FAA.

The Transportation Security Administration (“TSA”) is an agency under the Department of Homeland Security (“DHS”). TSA is the principal regulator of security in aviation. This includes security in commercial air transportation and at airports. Because of the type of aircraft that we operate and because we operate under Part 135, our passengers undergo security screening by Premier. We are required to have twelve-five standard security program which is reviewed and accepted by TSA. TSA may require us to make certain updates to our security program from time to time. Because of security considerations, we are prohibited from disclosing the contents of our program.

Customs and Border Protection (“CBP”), also an agency of DHS, is the principal regulator of customs and immigration matters. CBP also enforces certain public health matters affecting the aviation industry. When our operations include an international flight, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage, and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S. This includes importing a foreign-based aircraft into the U.S. for purchase, issuing international arrival clearances for landing in the U.S., and issuing overflight permits for certain international flight arrivals.

The Occupational Safety and Health Administration (“OSHA”) is the principal federal regulator of safety in the workplace. OSHA governs safety requirements in our aircraft maintenance operations. For example, employees may be required to wear a safety harness and certain personal protective equipment when performing maintenance-related tasks.

Most airports where we operate are owned and operated by state and local government entities. These airport authorities have the right to impose certain safety, security, and other regulations so long as they do not conflict with federal law. Airport authorities also have extensive property rights that empower them to impose conditions on airport facility use and airport property and building leases, including passenger facility charges and related fees. Airports that accept federal funds are required to adhere to certain grant assurance requirements (contracts) with the federal government. Airport tenants are required to adhere to certain grant assurance requirements, and sometimes terms in airport lease agreements are less favorable than would be customary for real estate or other transactions outside of an airport environment.

Privacy and Data Protection

As part of our day-to-day business operations and the services we provide, including through our website and mobile application, we receive collect, store, process, transmit, share, and use various kinds of personal information pertaining to our employees, members and other travelers, aircraft owners and buyers, and business partners. A variety of federal, state, local, and foreign laws and regulations apply, or could in the future apply as our business grows and expands, to our processing of that personal information, depending on the nature of the information we process and the locations of the individuals to whom it pertains, among other factors.

These laws and regulations are continually evolving and are subject to potentially differing interpretations, including as to their scope and applicability to our business. They may include, but are not limited to, comprehensive consumer privacy and data protection laws such as the California Consumer Privacy Act of 2018 and the European Union’s General Data Protection Regulation and state data security and data breach notification laws that apply to certain sensitive categories of personal information, such as government-issued identification numbers and personal financial and health information.

When and to the extent these laws and regulations apply they can impose a range of obligations on our business. Those obligations can include, among other requirements, providing individuals with privacy notices and giving them an opportunity to opt in or out of our processing or sharing of their personal information; offering, and fulfilling individuals’ requests to exercise, various rights with respect to our use, disclosure, and retention of the personal information we maintain; implementing physical, technical, and organizational security measures to safeguard personal information; and notifying individuals and regulatory authorities in the event personal information is subject to unauthorized access or disclosure. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies, and to private lawsuits for damages and other forms of relief.

Human Capital

As of December 31, 2024, the Company had a total of 39 employees who are located in the United States. Employees in the U.S. receive health benefits on a cost-sharing basis.

Recent Developments

Merger

On February 16, 2024, Altair entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier, Premier Air Charter Merger Sub, Inc. (“Merger Sub”) and TIPP Aviation, LLC, the sole shareholder of Premier (“TIPP”). Under the terms of the Merger Agreement, Altair exchanged 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub was merged into Premier (the “Merger”).

On March 5, 2025, the Company, Premier, Merger Sub and TIPP entered into an Amended Merger Agreement amending various procedural items of the Merger Agreement (the “Amended Merger Agreement”).

On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of the Company and the Company issuing TIPP 237,871,049 shares of common stock. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

Changes in Executive Officers and Directors

On the close of business on March 11, 2025, Leonard Lovallo resigned as an executive officer and director of the Company. The resignation of Mr. Lovallo was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 11, 2025, Sandra J. DiCicco Bonar was appointed as Chairman of the Board of Directors of the Company, and Vincent Monteparte, Ross David Gourdie and Amy Scannell were appointed members of the Board of Directors. Further, Ms. DiCicco Bonar was appointed to serve as the Company’s Chief Executive Officer and Mr. Gourdie was appointed as the Company’s President, Secretary and Treasurer.

Change in Fiscal Year

On March 11, 2025, the Board approved a change in fiscal year end of the Company from March 31st to December 31st.

The Board’s decision to change the fiscal year end was related to the Merger Agreement and the closing of the acquisition of Premier. As a result of the Merger and the other transactions contemplated thereunder, Premier is now a wholly owned subsidiary of the Company. Premier’s financial statements will survive and become the post-transaction company's financial statements and the fiscal year end of Premier is December 31st; therefore, the Board approved the change in the Company’s fiscal year end.

Following such change, the date of the Company’s next fiscal year end is December 31, 2024. Consequently, this Form 10K is filed as a transition report that includes financials statement for years end December 31, 2023 and December 31, 2024.

ITEM 1A.       RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the private commercial aviation industry. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our Common Stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements,” at the beginning of this Annual Report on Form 10-K.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

In order to continue operating, we may need to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

We require significant capital in relation to our Premier operations, including continuing access to credit markets, to operate our current business and fund our growth strategy. The expansion of our business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. Access to credit markets and pricing of our capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. Sufficient credit ratings allow us to access cost competitive tier one commercial paper markets. If we are unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities. We manage this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices.

If we need to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

The private aviation industry is subject to competition.

Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership, and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition, and results of operations.

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations, and financial condition.

Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our earnings. Such requirements also impact pilot scheduling, work hours, and the number of pilots required to be employed for our operations.

Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors, and related training equipment. Future changes to FAA regulations and requirements could also prohibit or materially restrict our ability to train pilots in-house. As a result of the foregoing, the training of our pilots might not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.

Due to the flexibility on the types of aircraft and routes we offer, we might not have access to a qualified pilot at the departure location for a particular flight. We rely on commercial airlines to fly our pilots to the departure location when our pilots come onto a work rotation or when there is a grounded aircraft or other maintenance event where there is a need for a pilot to switch planes. Any disruption to such commercial airline activity may cause us to delay or cancel a flight and could adversely affect our reputation, business, results of operation, and financial condition. Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations, and financial condition.

Pilot attrition may negatively affect our operations and financial condition.

We may experience volatility in our attrition, including volatility resulting from training delays, pilot wage and bonus increases at other industry participants, and the growth of cargo, low-cost, and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.

We may be subject to unionization, work stoppages, slowdowns, or increased labor costs and the unionization of our pilots, maintenance workers, and inflight crewmembers could result in increased labor costs.

Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers, or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations, and competitive position. Any of the different groups or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crew member group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.

We depend on our executive officers, the loss of whom could materially harm our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers, significant employees and expertise of our hired consultants. Our executive officers, significant employees and hired consultants have significant experience in aviation industry. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

Significant reliance on certain third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations.

As part of our business strategy, we have historically relied on aircraft engines manufactured by Rolls Royce, General Electric, and Williams International to power substantially all of our owned and leased aircraft. If any of these engines fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our program participants.

We have entered into engine program agreements with various third-party providers, whom we rely on to provide engine related maintenance and services. If such third-party providers terminate their contracts with us, do not provide timely or consistently high-quality service, or increase pricing to terms we do not believe to be reasonable, we might not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition, and results of operations.

We are exposed to operational disruptions due to maintenance.

Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition, and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts. Any such delays may pose a risk to our business, financial condition, and results of operations. Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase. Additionally, certain parts may no longer be produced and adversely affect our ability to perform necessary repairs.

Significant increases in fuel costs could have a material adverse effect on our business, financial condition, and results of operations.

Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a significant component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, operating expenses, and results of operations. The majority of our contractual service obligations allow for rate adjustments to account for changes in fuel prices. Wholesale rates are non-contractual, so rates are adjusted on an ad hoc basis. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. A significant increase in fuel costs where we contractually have fixed rates could have a material adverse effect on our business, financial condition, and results of operations in the interim until we are able to make such jet fuel rate adjustments.

In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aircraft fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition, and results of operations.

Our insurance may become too difficult or expensive to obtain. If we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangar keepers, product, war risk, general liability, workers compensation, and other insurance customary in the industry in which we operate. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source (for example, a government entity), our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition, and results of operations.

Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.

Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, increased and changing security measures, changing regulatory and governmental requirements, and/or new or changing travel-related taxes. Factors that cause flight delays frustrate passengers, increase operating costs, and decrease revenues, which in turn could adversely affect profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations, and financial condition. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The expansion of our business into international markets would result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the U.S. air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.

The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures, and collisions, which may result in loss of life, personal injury, and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third parties, equipment, cargo, and other property (both ours and that of third parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities), and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.

We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs, and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we might not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition, and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the United States and potentially other countries.

We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

All FAA certified air carriers, including us, are subject to regulation by the DOT, the FAA, and other governmental agencies, including the DHS, the TSA, the CBP, and others. The laws and regulations enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. In April 2024, the FAA issued a new rule that expanded the requirement for a safety management system to all certificate holders operating under FAA Part 135, which will likely increase our regulatory compliance costs. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to Air Traffic Control or weather.

We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to increasingly stringent federal, state, local, and foreign laws, regulations, and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water, and the use, management, disposal, and release of, and exposure to, hazardous substances, oils, and waste materials.

We are subject to existing laws and regulations and might be subject to future laws and regulations that may have a direct effect (or indirect effect through our third-party relationships or airport facilities at which we operate) on our operations. Any such existing or future laws and regulations could have an adverse impact on our business, results of operations, and financial condition.

Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint, and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.

Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.

In recent years, governments, customers, suppliers, employees, and other of our stakeholders have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations, or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations, or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition, and results of operations

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

As a smaller reporting company, we are exempt from certain disclosure requirements, which could make our Common Stock less attractive to the potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
•	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
•	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a public company, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the exchange we are listed on, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our Common Stock.

Our stock price may be volatile.

The market price of our Common Stock has been highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

•	services by us or our competitors;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, we may incur debt financing to further finance our operations, the governing documents of which may contain restrictions on our ability to pay dividends.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on the NYSE American or NASDAQ Capital Market and if the price of our Common Stock is less than $5.00 per share, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive; (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

Provisions in our articles of incorporation and bylaws and Nevada law may discourage, delay or prevent a change of control of our Company and, therefore, may depress the trading price of our stock.

Our articles of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change of control that our stockholders may consider favorable. These provisions:

•	prohibit stockholder action to elect or remove directors by majority written consent;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	prohibit our stockholders from calling a special meeting of stockholders; and
•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 1C.      CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity risk management practices are intended to assess, identify and manage risks from threats to the security of our information, systems, products and network. We have developed and implemented cybersecurity and data privacy processes and procedures that are informed by recognized cybersecurity frameworks and standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework. We use these frameworks, together with information collected from assessments, to tailor aspects of our cybersecurity and data privacy practices given the nature of our assets, operations and business. Key features of our cybersecurity and data privacy processes and procedures include the following:

•	Risk-based controls for information systems and information on our networks: We seek to maintain an information technology infrastructure that implements controls that are tailored based on risk and designed to protect the confidentiality, integrity and access to our information systems and information stored on our networks, including member, customer and employee information, intellectual property and proprietary information. We employ in-depth defense mechanisms throughout our enterprise, including, but not limited to, employee training, vulnerability management, multi-factor authentication, cybersecurity insurance and managed security services to monitor, mitigate and/or prevent cybersecurity incidents.

•	Cybersecurity incident management and response: We have a cybersecurity incident response plan and specified teams to respond to cybersecurity incidents. If a cybersecurity incident occurs or we identify a vulnerability, our cross-functional teams lead the initial assessment of priority and severity, and external experts may also be engaged as appropriate. Our cybersecurity teams assist in responding to incidents depending on severity levels and seek to improve our cybersecurity incident management plan through periodic simulations of common incidents. Further, we work closely with our external managed security services experts to provide ongoing monitoring and to augment our internal cybersecurity team with incident management and response specialists.

•	Cybersecurity awareness and training: Our employees are required to complete security awareness training and a compliance course annually, which we believe helps our employees understand their information protection and cybersecurity responsibilities. We also provide additional training to certain employees in accordance with member or customer requirements and regulatory obligations. Further, we regularly communicate with employees about evolving cybersecurity trends through company-wide cybersecurity alerts, which heightens awareness of cybersecurity events that may be impacting our business, peers and industry.

•	Our assessments of third parties: We have implemented a third-party risk management process that includes, among other things, periodic cybersecurity assessments on certain third parties on which we rely based on an assessment of their risk profile. We also seek contractual commitments from third parties to satisfy our cybersecurity and data privacy requirements, and require third parties to maintain their information technology systems and protect Premier’s information that is processed on their systems.

•	Third-party assessments of Premier third-party cybersecurity companies to periodically assess our cybersecurity and data privacy processes and procedures, and to assist in identifying and remediating risks from cybersecurity threats. It is our goal to have third-party assessors regularly conduct penetration testing and measure our processes, procedures and responses against industry standard frameworks. We will use the results of these periodic assessments to implement programmatic changes and continuous improvements in alignment with business requirements, industry standards and regulatory requirements.

We believe our cybersecurity risk management practices are an important part of our enterprise risk management processes, which must be continuously updated and improved. As of the date of this Annual Report, we have not identified risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

Governance

The Board and management each actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. The Board regularly reviews the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing and mitigating such risks. The Board receives periodic reports from members of management, to the extent their relevant areas are impacted, regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. T

Management is responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our President, who reports to our Chief Executive Officer, has primary oversight of material risks from cybersecurity threats. Mr. Gourdie has over 30 years of experience in the aviation industry. Originally from Scotland, UK, Mr. Gourdie moved with his family to San Diego in the summer of 2018. His aviation career started immediately after high school in 1989 when he made the decision to join the UK’s military and serve in the Royal Air Force for 10 years as an Avionics Technician. After leaving the military in 1999 he transitioned into commercial airlines. Since 2018, Mr. Gourdie has been involved in the management and development of Premier Air Charter.

ITEM 2.       PROPERTIES

The Company has a month-to-month lease that expires on August 31, 2029 for its office, ramp and hanger space in Carlsbad, California at the County of San Diego, McClellan-Palomar Airport. The office and aircraft hangar space is approximately 3,000 and 2,500 square feet, respectively.

ITEM 3.       LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party, and our property is not subject to, any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

On May 31, 2024, Demeter Harvest Corp. (“Demeter”) and Premier filed a Petition and Demand against Empyreal Jet, Inc. in the district court located in Harris County, Texas (Cause No. 2024-34231/Court: 281 claiming Breach of Contract, Promissory Estoppel seeking damages over $200,000 but no more than $1,000,000.

On March 11, 2025, a former employee filed a General Civil Complaint for Damages against Premier and Innoworks Employment Services, Inc.  in the Superior Court of the State of California for the County of San Diego, Central Division claiming retaliation and wrongful employment termination seeking general and special damages each in the amount of $35,000 as well as punitive and exemplary damages, reasonable attorney fees, interest and such other relief.

On December 17, 2024, the Company received a notice of investigation from the Federal Aviation Administration’s San Diego Flight Standards Office (“FSDO”). The investigation was the result of a safety complaint from a former employee. The investigation was a series of inquiries related to compliance with regulations related to corrective maintenance actions, to which the Company has responded to all requests. Premier has since implemented new policies and procedures to ensure such errors do not happen again. These new policies and procedures were provided to the FDSO January 2025. The Company has been working with the FSDO and is still awaiting the results of the investigation, which may include penalties against the Company. At the time of this filing, such amounts, if any, are not estimable.

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

Number of Holders

As of March 20, 2025, there were 279,848,293 issued and outstanding shares of common stock held by 69 shareholders of record.

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

Recent Issuance of Unregistered Securities

On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of the Company and the Company issuing TIPP, the former shareholder of Premier, 237,871,049 shares of common stock. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.       [Reserved]

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Premier Air Charter, Inc. For The Years Ended December 31, 2024 and 2023.

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business.

Premier Air Charter, Inc., incurred a net loss of $2,191,235 and $144,823 during the twelve months ended December 31, 2023 and 2024, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses.

We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we may incur additional losses during the foreseeable future, until we are able to successfully execute our business plan. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are also incurring increased costs as a publicly traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2024, were $20,751,139 compared with revenue of $20,184,074 during the year ended December 31, 2023, an increase of $567,065, or 2.8%. The overall increase was primarily due to an approximate $1.46 million increase in aircraft charter revenue offset by a $0.7 million decrease in maintenance revenue and .1 million decrease in aircraft management fees with the transition from contracted managed aircraft to leased aircraft.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024, was $18,356,827, compared to cost of revenues of $17,028,590 during the year ended December 31, 2023, an increase of $1,328,237, or 7.8%. The increase in cost of revenues was primarily a result of the cost of grounded aircraft due to maintenance, and operating costs of acquired aircraft prior to generating charter revenue.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $3,545,662 compared to operating expenses of $3,415,246 during the year ended December 31, 2023, an increase of $130,416, or 3.8%. The increase in operating expenses was due primarily to increased facility rent and consulting fees.

Loss from Operations

Loss from operations for the year ended December 31, 2024 was $1,151,350 compared to net loss from operations of $259,762 for the year ended December 31, 2023. The loss incurred in the year ended December 31, 2024 is primarily due to aircraft being grounded due to maintenance, and operating costs of acquired aircraft prior to generating charter revenue.

Other (Income) Expense

Other (income) expenses for the year ended December 31, 2024 was $1,039,885 compared to $(114,939) for the year ended December 31, 2023. The other expenses incurred in the year ended December 31, 2024 are primarily attributable interest expense related to aircraft leases and additional debt.

Net Income (Loss)

Net income (loss) was $(2,191,235) and $(144,823) for the year ended December 31, 2024 and 2023, respectively. The loss incurred in the year ended December 31, 2024 is primarily due to aircraft being grounded due to maintenance, and operating costs of acquired aircraft prior to generating charter revenue.

Cash Flows

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$3,089,157	$255,077
Net cash used in investing activities	(928,554)	(45,078)
Net cash used financing activities	(2,065,246)	(752,473)
Net change in cash during the period, before effects of foreign currency	$95,357	$(542,474)

Cash flow from Operating Activities

During the twelve months ended December 31, 2024, the Company incurred a loss of $2,191,235. This negative impact to cash was offset by an approximate $3.2 million reduction in related party accounts receivable, and a $1.6 million increase in accounts payable, providing a net positive cash flow from operations of $3,089,157.

Cash flow from Investing Activities

During the twelve months ended December 31, 2024, the Company used $928,554 of cash primarily investing in approximately $2.5 million in aircraft assets offset by $1.6 million in cash received from the sale of aircraft.

Cash flow

During the twelve months ended December 31, 2024, the Company used $2,065,246 in cash to pay down long term debt.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At December 31, 2024, the Company had current assets of $997,117 and current liabilities of $5,358,619 compared with current assets of $918,027 and current liabilities of $2,147,283 at December 31, 2023. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft.

Future Financings

We will continue to rely on related parties, equity sales of our common shares or debt financing arrangements in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Refer to our Premier Air Charter, Inc. audited financial statements for the years ended December 31, 2024, and 2023 financial statements for a full discussion of our critical accounting policies.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

ITEM 8.       Financial Statements and Supplementary Data.

ALTAIR INTERNATIONAL CORP.

Report of Independent Registered Public Accounting Firm

To Board of Directors

Altair International Corp. (formerly “Premier Air Charter, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair International Corp. (formerly “Premier Air Charter, Inc.”) (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss during the year ended December 31, 2024 and has negative working capital at such date. Further, at December 31, 2024, the Company is dependent on support from its related parties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Related-party Transactions

Description of the Matter:

As discussed in Note 6, the Company engages in significant related party transactions with businesses controlled by, and with people who are related to, the officers and directors of the Company, such as pass-through costs, aircraft maintenance revenue, aircraft management fees, charter sales, debt from/to related parties and aircraft leases.

Our auditing of management’s identification of related parties and the related transactions was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures for related-party transactions included the following, among others:

•	We evaluated related-party transactions by obtaining the Company’s list of related-party relationships and transactions and performing the following procedures:
o	Comparing it to press releases, other available online information, questionnaires and confirmations completed by the Company’s directors and officers, and other sources.
o	Searching for potential related-party transactions within the accounts receivable, accounts payable, revenue, expense, vendor listing master files and journal entries by searching for the name, vendor information, and customer information of the related parties.
o	Inspecting the Company’s documentation of meetings of the Board of Directors and related committees.
o	Making inquiries of management and others within the Company regarding related party transactions.
o	Assess the reasonableness of disclosures.

Related-Party Transactions

As discussed in Note 6 to the financial statements, the Company has had numerous significant transactions with businesses controlled by, and with people who are related to, the officers and directors of the Company. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these transactions were among wholly unrelated parties. Our opinion is not modified with respect to this matter.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2023.

Irvine, CA

April 7, 2025

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Cash	$225,228	$129,871
Accounts receivable, net allowance of $72,405 and $72,405, respectively	352,944	310,975
Other receivables	230,822	53,421
Due from related parties, current portion	179,098	299,840
Prepaid expenses and other current assets	9,025	123,920
Total current assets	997,117	918,027
Property and equipment, net	6,444,402	89,470
Right of use assets - operating	5,426,543	–
Right of use assets - financing	12,003,034	–
Due from related parties, net of current portion	–	5,652,921
Investment - related party	85,474	280,945
Maintenance reserves	2,795,488	–
Total assets	$27,752,058	$6,941,363

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued expenses	$2,261,700	$662,819
Long-term debt, current portion	166,410	10,181
Deferred revenue	192,820	478,349
Due to related parties	31,144	20,001
Right of use liabilities - operating	1,287,785	–
Right of use liabilities - financing	1,091,916	–
Long-term debt, related parties, current portion	326,844	975,933
Total current liabilities	5,358,619	2,147,283
Right of use liabilities - operating, net of current portion	4,138,758	–
Right of use liabilities - financing, net of current portion	9,164,630	–
Long-term debt, net of current portion	3,669,352	81,875
Long-term debt, related parties, net of current portion	6,980,729	3,227,603
Total liabilities	29,312,088	5,456,761

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock: par value $0.001; 10,000 shares authorized no shares issued and outstanding	–	–
Common stock: par value $0.001; 5,000,000,000 shares authorized; 237,871,049 issued and outstanding	237,871	237,871
Additional paid-in capital	40,000	–
Retained earnings (accumulated deficit)	(1,837,901)	1,246,731
Stockholders’ equity (deficit)	(1,560,030)	1,484,602
Total liabilities and total stockholders’ equity (deficit)	$27,752,058	$6,941,363

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue	$20,751,139	$20,184,074
Cost of sales	18,356,827	17,028,590
Gross profit	2,394,312	3,155,484
Operating expenses
Payroll and related expenses	1,559,738	1,778,742
Selling, general and administrative	1,985,924	1,636,504
Total operating expenses	3,545,662	3,415,246

Loss from operations	(1,151,350)	(259,762)

Other (income) expense, net
Interest expense	854,207	82,838
Other	185,678	(197,777)
Other expense (income), net	1,039,885	(114,939)

Net loss	$(2,191,235)	$(144,823)

Net loss per basic and diluted common shares	$(0.01)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	237,871,049	237,871,049

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance, December 31, 2022	237,871,049	$237,871	$–	$1,391,554	$1,629,425
Net loss	–	–	–	(144,823)	(144,823)
Balance, December 31, 2023	237,871,049	$237,871	$–	$1,246,731	$1,484,602
Net liabilities assumed over assets forgiven with Demeter	–	–		(893,397)	(893,397)
Capital contributions	–	–	40,000	–	40,000
Net loss	–	–	–	(2,191,235)	(2,191,235)
Balance, December 31, 2024	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,191,235)	$(144,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	670,447	16,701
Impairment (gain) on investment in related party	195,471	(168,847)
Changes in operating assets and liabilities:
Accounts receivable	(41,969)	(182,053)
Other receivables	(177,401)	38,551
Due from/to related parties	3,151,742	1,216,407
Prepaid expenses and other current assets	114,895	(115,228)
Accounts payable and accrued expenses	1,652,736	(390,118)
Deferred revenue	(285,529)	(15,513)
Net cash provided by operating activities	3,089,157	255,077
Cash flows from investing activities
Acquisition of property and equipment	(1,493,806)	(45,078)
Proceeds from sale of property and equipment and engine reserves	1,600,000	–
Purchase of engine reserves	(1,034,748)	–
Net cash used in investing activities	(928,554)	(45,078)
Cash flows from financing activities
Capital contributions	40,000	–
Payments on financing lease obligations	(281,922)	–
Proceeds from long-term debt	120,000	–
Repayments of long-term debt	(1,162,485)	(451)
Repayments of long-term debt, related parties	(780,839)	(752,022)
Net cash used in financing activities	(2,065,246)	(752,473)
Net change in cash	95,357	(542,474)
Cash at beginning of period	129,871	672,345
Cash at end of the period	$225,228	$129,871

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Related party receivables converted into note receivable - related party	$–	$4,779,746
Related party payables converted into long-term debt, related parties	$–	$2,756,327
Related party advances converted into note payable - related party	$3,770,465	$–
Purchase of property and equipment with a note payable	$3,800,000	$–
Notes receivable and advances relieved in connection with Demeter exchange	$6,403,529	$–
Increase of property and equipment in connection with Demeter exchange	$2,320,690	$–
Increase in maintenance reserves in connection with Demeter exchange	$2,325,946	$–
Assumed notes payable in connection with Demeter exchange	$1,050,259	$–
Right of use assets - operating and financing leases in connection with Demeter exchange	$16,992,731	$–
Right of use liabilities - operating and financing lease in connection with Demeter exchange	$15,078,977	$–

Cash paid during the year for:
Interest	$249,495	$49,234

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Business

Formation and Business of the Company

Altair International Corp., formerly Premier Air Charter, Inc., formerly Premier Air Charter, LLC, (“Premier”) was acquired by Tipp Aviation, LLC (“Tipp Aviation” or “Tipp”) on July 1, 2019 (acquisition date). Premier was a 100% owned subsidiary of Tipp Aviation. Tipp Aviation is a subsidiary of Tipp Investments, LLC.

Premier is a San Diego-based jet charter company that provides private charter flights, aircraft management services, and aircraft maintenance. The Premier has its registered office address at 2006 Palomar Airport Road, Suite 210, Carlsbad, CA 92011, which is also the principal place of business.

On February 16, 2024, Premier converted to a C-Corporation whereby the 300,000 membership units outstanding at Premier Air Charter, LLC were exchanged for 10,000 shares of the Company’s no par value common stock.

Altair Merger Agreement

On February 16, 2024, Altair International Corp. (the “Altair”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier Air Charter, Inc. (“Premier”), Premier Air Charter Merger Sub, Inc. (“Merger Sub”) and TIPP Aviation, LLC, the sole shareholder of Premier (“TIPP”). Under the terms of the Merger Agreement, Altair will exchange 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub will be merged into Premier (the “Merger”). The officers and directors of Premier are now the officers and directors of Altair following the Merger. On March 5, 2025, the Altair, Premier, Merger Sub and TIPP entered into an Amended Merger Agreement amending various procedural items of the Merger Agreement (the “Amended Merger Agreement”). On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of Altair and Altair issuing TIPP 237,871,049 shares of common stock. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

Following the Closing, Premier was deemed the accounting predecessor of the Merger and will be the successor registrant for SEC purposes, meaning that Premier’s financial statements for previous periods, include the financial statements included herein, will be disclosed in this and future periodic reports filed with the SEC.

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the financial statements of Premier as of December 31, 2024 and 2023 and for each of the years then ended. In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 279,848,293 shares of Altair common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2023 are as follows:

Year ended December 31,:	2024	2023
	(unaudited)	(unaudited)
Revenues	$20,751,139	$20,184,074
Net loss	$(2,578,798)	$(1,355,369)
Loss per share -basic and diluted	$(0.01)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, no proforma balance sheets are presented.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses. As of December 31, 2023, the Company was owed $6.0 million from related parties. The Company entered into a note receivable agreement with the related parties for outstanding amounts, but payments were not made according to schedule payments noted in those agreements. However, in May 2024, all related party debt was satisfied with the transfer of various assets and liabilities, see Note 4. Also, even though the Company secured additional financing on favorable terms in the form of a line of credit from a related party in August 2024, if the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with supplies, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from ongoing global issues. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

2.         Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

As of December 31, 2024, these financial statements contain the assets and liabilities of Premier. As disclosed above, on March 11, 2025, the operations of Altair will be consolidated. As of December 31, 2024, these financial statements do not include any of Altair’s operations other than the capital structure. All significant intercompany balances and transactions will be eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses and the disclosure in the Company’s financial statements and accompanying notes. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Significant estimates include the allowance for credit losses, determination of the incremental borrowing rate used and the classification of right of use leases, recoverability of long-lived assets, including engine reserves.

Segment Reporting

The Company currently operates and manages its business as one operating segment, which is the business of operating chartered flights and managing leased aircraft. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.

Cash

Cash consists of cash in readily available checking accounts and funds deposited into savings accounts. Cash is recorded at cost, which approximates fair value. As of December 31, 2024 and 2023, the Company had cash balances deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high-credit quality financial institutions.

Accounts Receivable

Accounts receivable are comprised of trade accounts receivable from the Company’s customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is established based on various factors, including credit profiles of the Company’s customers, historical payments, and current economic trends. The Company reviews the need for an allowance for accounts receivable by assessing individual customer accounts receivable over a specific aging and amount, and historical collection experience. As of December 31, 2024 and 2023, the Company had an allowance for doubtful accounts of $72,405 and $72,405, respectively.

Concentration of Credit Risk

Financial instruments that may potentially expose the Company to concentrations of credit risk primarily consist of cash and receivables. The Company places cash with multiple high-credit quality financial institutions. This is guaranteed by the Federal Deposit Insurance Corporation up to certain limits and although deposits are held with multiple financial institutions, deposits at times may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 10% and 26% of revenue for the years ended December 31, 2024 and 2023, respectively. There were two customers that accounted for 89% and 34% of accounts receivable as of December 31, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

The following estimated useful lives were used to depreciate the Company’s assets:

ESTIMATED USEFUL LIFE
Furniture	5 years
Computers	3 years
Vehicles	5 years
Aircraft and improvements	Shorter of 10 years or the life of the asset
Equipment	10-15 years

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss of its long-lived assets is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses of its long-lived assets during the years ended December 31, 2024 and 2023.

Investments

The Company applies the cost method of accounting to investments when it does not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

For equity investments without readily determinable fair values measured at cost, the Company assesses investments for impairment whenever there are observable price changes for an identical or similar investment of the same issuer. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company must measure its equity investment at fair value in accordance with ASC 820, Fair Value Measurement, as of the date that the observable transaction occurred. See Note 3 for additional information.

Debt

Debt is recognized initially at fair value, net of transaction costs, and is subsequently measured at amortized cost using the effective interest method. The difference between the proceeds (net of transaction costs) and the redemption value is recognized in the statement of operations over the period of the borrowings using the effective interest method.

Classification of debt depends on the terms of the agreement. Debt payable within twelve months after reporting period is reported as current liabilities while debt that is expected to be due more than twelve months after the reporting period is reported as non-current liabilities. However, if at the balance sheet date, the Company intends to refinance a short-term obligation on a long-term basis, the short-term obligation is classified as non-current only if the Company can demonstrate its ability to consummate the long-term refinancing by either of the (a) issuing the long-term obligation or equity securities after the Company’s balance sheet date, but before the balance sheet is issued or available to be issued or (b) entering into a financing agreement before the borrower’s balance sheet is issued or available to be issued.

Leases

Under ASC 842, leases are separated into two classifications: operating leases and finance leases. For a lease to be classified as a finance lease, it must meet one of the five finance lease criteria at inception: (1) transfer of title/ownership to the lessee, (2) purchase option, (3) lease term for the major part of the remaining economic life of the asset, (4) present value represents substantially all of the fair value of the asset, and (5) asset specialization. Any lease that does not meet these criteria is classified as an operating lease. ASC 842 requires all leases to be recognized on the Company’s balance sheet. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities within the balance sheet. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and finance leases, and long-term debt and finance leases, net of current maturities, within the balance sheet.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

Level 1:      Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2:      Inputs, other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly.

Level 3:      Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of December 31, 2024 and 2023, The Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation, see above and Note 3 for additional information.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers (ASC 606) for recognition of its chartered flights and management fees. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

The Company applies the following five-step model to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Revenue is derived from a variety of sources including, but not limited to (i) flights and (ii) aircraft management.

The Company accounts for a contract when both parties have approved and are committed to performing their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and the collectability of consideration is probable.

Revenue is recorded net of discounts on standard pricing and incentive offerings, including special pricing agreements and certain promotions.

Deferred revenue is an obligation to transfer services to a customer for which consideration has already been received. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, a contract liability is initially recognized. The contract liability is settled and revenue is recognized upon satisfaction of the performance obligation to the customer at a future date.

Flights and flight-related services, along with the related costs of the flights, are earned and recognized as revenue at the point in time in which the service is provided. For round trip flights, revenue is recognized upon completion of the trip.

The Company manages aircraft for owners in exchange for a contractual fee. Management fees are reported as revenue along with amounts billed to the aircraft owner for maintenance parts and labor. Owner-incurred expenses, including maintenance coordination, cabin crew, and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking, and other related operating costs are recovered by the Company as a pass through costs. No revenue is recorded for the reimbursement of these costs.

The Company’s disaggregated revenues comprised of the following for the years ended December 31:

	2024	2023

Charter sales	$19,538,585	$18,082,927
Management fees	103,000	201,500
Maintenance revenues	1,078,144	1,828,668
Other revenues	31,410	70,979
Total:	$20,751,139	$20,184,074

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts are included in selling, general and administrative expenses in the accompanying statements of operations and totaled $198,557 and $177,482 for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

Prior to February 2024, as discussed in Note 1, the Company was taxed as a partnership. Under these provisions, the Company was not subject to federal corporate income taxes on its taxable income. Instead, the member was liable for individual federal and state income taxes on their respective shares of the Company’s taxable income. However, the Company was subject to certain state, excise, franchise and license fees; the provision for income taxes reflected in the accompanying financial statements consists primarily of such items. Deferred tax assets and liabilities related to these taxes were insignificant.

Subsequent to January 1, 2024, the Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

At January 1, 2024, the Company recorded a deferred tax liability of approximately $23,000 due to book to tax difference upon the conversion to a C-corp. As of December 31, 2024, the Company reversed the deferred tax liability as the Company has a deferred tax asset due to net operating losses. As of December 31, 2024, the Company has recorded a valuation allowance against 100% of the deferred tax assets.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of shares and dilutive share equivalents outstanding. The Company does not have any dilutive securities outstanding for the periods presented within these financial statements.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs issued to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses. The new guidance must be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3.        Financial Statement Elements

Property and Equipment

Property and equipment, net, as of December 31, 2024 and 2023 consists of the following:

	2024	2023

Aircraft and improvements	$6,548,355	$–
Equipment	121,437	99,268
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	6,696,916	126,392
Less accumulated depreciation	(252,514)	(36,922)
Total property and equipment	$6,444,402	$89,470

Depreciation related to property and equipment was $221,259 and $16,701 for the year ended December 31, 2024 and 2023, respectively.

Aircraft Engine Long Term Service Contracts

The Company is a party to long term service contracts to perform engine replacement and major maintenance. These contracts extend the useful life of an engine by providing major maintenance and/or replacement engines to mitigate risk of lost charter revenue due to aircraft downtime.  These contracts require the Company to pay in advance, prior to services being performed or replacement parts being provided.  Payments made for such contracts for aircraft operated under operating leases are expensed as incurred.  Payments made for the long-term service contracts for aircraft owned or financed are capitalized as incurred on the balance sheet and not depreciated.  When the engine reserve company replaces or performs major maintenance, the cost of that event is then capitalized and depreciated over the useful life of the replacement part/service life of the major maintenance/replacement.

Investment - Related Party

The Company holds 420,366 shares of Dalrada Financial Corporation (“DFC”) Convertible Series “G” preferred stock (“Series G”). The stated amount of the investment was $420,366. The Series G are convertible at a fixed rate conversion price of $0.30 per common share, for a total of 1,401,220 common shares of DFC. The ownership in DFC is less than 20%. The Company recorded the investment at cost as this is an equity investment without readily determinable fair value.

During the year ended December 31, 2024 and 2023, the Company recorded a gain (loss) of ($195,471) and $168,847, respectively. The Company bases the fair market value of the investment on the closing stock price of DFC’s common stock which is considered a similar investment.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2024 and 2023 consist of the following:

	2024	2023

Accounts payable	$2,009,976	$390,158
Payroll liabilities	160,058	179,645
Credit cards payable	91,666	93,016
Total:	$2,261,700	$662,819

Deferred revenue is recorded when payments are received in advance of the Company performing its service obligations and are recognized over the service period. Deferred revenue primarily relates to prepayments of chartered flights as customers pay upfront for flights. Deferred revenue as of December 31, 2024 and 2023 was $192,820 and $478,349, respectively. All deferred revenue recorded at December 31, 2023, was recorded as revenue during the year ended December 31, 2024. All deferred revenue as of December 31, 2024, is expected to be recorded as revenue in calendar 2025.

4.        Right of Use Assets and Liabilities

Right of Use - Operating

The Company has a month-to-month lease for its office, ramp and hanger space in Carlsbad, California. The Company entered into a lease amendment on February 14, 2023, increasing the monthly rent to $7,108. The Company entered into another lease amendment on February 1, 2024 which increased the monthly rent to $9,438. Effective September 1, 2024, the Company entered into a revised lease agreement for a period of 60 months expiring on August 31, 2029. Under the terms of the agreement, the Company’s initial monthly payment is $28,371 increasing by a minimum of 3% per annum each subsequent year. There are no lease renewals. On September 1, 2024, the Company recorded a right of use asset and liability – operating of $1,317,020. The Company used an imputed interest rate of 12.9%.

As discussed in Note 6, in May 2024, the Company and Demeter signed an Aircraft Asset Rights Transfer Agreement which included leases on four aircraft. At the time of assignment, the Company recorded right of use assets and liabilities – operating of $4,558,913 and $4,558,193, and right of use assets and liabilities – financing of $12,433,818 and $10,520,064, respectively. The Company accounted for the assets and liabilities assumed at their carrying value due to both entities being under common control. The operating leases are payable in monthly payments ranging from $25,000 to approximately $32,000 through December 2029 and contained an initial imputed interest rates ranging from 7.75% to 12.9% and are secured by the equipment being leased.

For the year ended December 31, 2024 and 2023, the Company recorded total operating lease expense of $731,485 and $94,173, respectively. As of December 31, 2024, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.9 years and 9.04%, respectively.

Maturities of the Company’s right of use liabilities – operating is as follows:

Years Ending December 31:
2025	$1,351,860
2026	1,362,176
2027	1,372,801
2028	1,383,745
2029	1,263,455
Total	6,734,037
Less amount representing interest	(1,307,494)
Total less interest	5,426,543
Less current portion	(1,287,785)
Long-term portion	$4,138,758

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from November 2026 to October 2028 and contain original imputed interest rates ranging from 3.85% to 7.75% and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the years ended December 31, 2024 and 2023, amortization expense of right of use assets – financing was $54,067, and $0, respectively. For the years ended December 31, 2024 and 2023, interest expense associated with the right of use liabilities – financing was approximately $492,869 and $0, respectively. As of December 31, 2024, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 3.25 years and 6.5%, respectively.

As of December 31, 2024, future annual minimum lease payments under right of use liabilities – financing are as follows:

Years Ending December 31:
2025	$1,134,580
2026	2,578,167
2027	958,195
2028	8,116,608
Total	12,787,550
Less amount representing interest	(2,531,004)
Total less interest	10,256,546
Less current portion	(1,091,916)
Long-term portion	$9,164,630

5.         Long-Term Debt

On July 25, 2020, the Company received a loan in the amount of $92,300 from the U.S. Small Business Administration, authorized under Section 7(b) of the Small Business Act (SBA). Installment payments, including principal and interest of $451, are due monthly beginning twelve months from the loan effective date, with an interest rate of 3.75% per annum.

In June 2024, the Company received a loan of $120,000 from a third party to be used in operations. The monthly loan payments of $11,349 commence on July 25, 2024 and continue until June 25, 2025. The loan incurs interest at a rate of 24.00% per annum.

As part of the transfer from Demeter as noted in Note 6, the Company assumed a loan with a third party of $1,050,259. The loan incurred interest at 12.0% per annum and required monthly payments of $20,154 and a balloon payment of $1,040,169 in July 2024. The loan was secured by the aircraft. In July 2024, the aircraft securing the loan was sold and a portion of the proceeds were used to satisfy the loan.

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder.

As of December 31, 2024, future annual minimum debt obligations are as follows:

Years Ending December 31:
2025	$166,410
2026	3,669,352
Total	3,835,762
Less current portion	(166,410)
Long-term portion	$3,669,352

6.        Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023:

For the Year Ended December 31, 2024

Schedule of related parties transactions
Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2024	Outstanding Balance as of December 31, 2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$501,592	$–	Refer to (a), (l), (m)
	Maintenance revenue	691,907	–	Refer to (a), (l), (m)
	Management fees	46,750	–	Refer to (a), (l), (m)
Demeter Harvest	Charter Sales	9,702	5,144	Refer to (d), (l)
Demeter N207JB	Charter Sales	35,434	35,434	Refer to (d), (l)
Demeter N614AF	Charter Sales	39,067	39,067	Refer to (d), (l)
Demeter N265AV	Charter Sales	20,750	20,750	Refer to (d), (l)
Demeter N555DH	Charter Sales	49,058	10,213	Refer to (d), (l)
Demeter N713FL	Charter Sales	31,377	2,000	Refer to (d), (l)
Tipp Investments	Charter Sales	–	53,280	Refer to (d), (l)
Dalrada Health	Charter Sales	17,000	17,000	Refer to (d), (l)
Dalrada Energy Services	Charter Sales	8,158	(3,790)	Refer to (d), (l)
			$179,098
Due to Related Parties
Afinida - Note	Promissory note payable	$(421,673)	$501,483	Refer to (e)
Prime Capital - Note	Promissory note payable	(200,028)	386,821	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	3,770,465	–	Refer to (e), (i)
Innoworks - Note - February 2024	Promissory note payable	(122,121)	–	Refer to (e)
Innoworks - Note August 2024	Promissory note payable	14,599	–	Refer to (e)
Innoworks - Note - December 2024	Promissory note payable	–	6,419,269	Refer to (e)
Demeter	Accounts payable - Aircraft rental	289,409	–	Refer to (f)
Afinida - Marketing	Marketing	24,357	11,144	Refer to (h)
Tipp Investments	Marketing	240,000	20,000	Refer to (h)
			$7,338,717
Others
Dalrada Financial Corp.	Investment	$(195,471)	$85,474	Refer to Note 3

For the Year Ended December 31, 2023

Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2023	Outstanding Balance as of December 31, 2023	Affiliation, Terms and Conditions

Due from Related Parties
Demeter	Pass-through costs	$3,966,364	$780,615	Refer to (a)
	Charter sales	30,333	–	Refer to (d)
	Maintenance revenue	1,478,136	228,958	Refer to (b)
	Management fees	148,500	37,500	Refer to (c)
	Prepaid expenses	108,628	108,628	Refer to (k)
Prime	Charter sales	–	123,386	Refer to (d)
Dalrada Energy Services	Charter sales	75,491	6,230	Refer to (d)
Innoworks	Charter sales	6,349	34,705	Refer to (d)
Tipp Investment	Charter sales	–	53,280	Refer to (d)
Trucept LLC	Charter sales	–	35,657	Refer to (d)
Gourdie Consulting Services	Officer loan	(1,201)	6,167	Refer to (g)
Demeter	Promissory note receivable	2,055,331	2,027,453	Refer to (j), (m)
Demeter	Promissory note receivable	2,724,415	2,590,932	Refer to (j), (m)
Demeter	Accrued interest	27,878	27,878	Refer to (j), (m)
			$6,061,389
Due to Related Parties
Afinida	Promissory note payable	$(464,458)	$935,360	Refer to (e)
Innoworks	Promissory note payable	1,976,874	2,676,327	Refer to (e)
Prime	Promissory note payable	(201,954)	591,849	Refer to (e)
Demeter	Accounts payable - Aircraft rental	4,739,900	–	Refer to (f)
Trucept LLC	Accounts payable - Marketing	5,597	166,389	Refer to (h)
Tipp Investment	Accounts payable - Consulting	40,000	20,001	Refer to (h)
			$4,389,926
Others
Dalrada Financial Corp.	Investment	$168,847	$280,945	Refer to Note 3
Various	Services	52,227	–	Refer to (h)

(a)	Pass-through costs

Per the terms of management agreements between the Company and aircraft owners, certain aircraft expenses are the responsibility of the owners. However, the Company will pay for these costs on behalf of the owners and then invoice for the recovery of these amounts, which the Company refers to as “pass-through” costs. The Company has an aircraft management agreement for aircraft usage from Demeter Harvest Corp. (“Demeter”), an affiliated company owned by Sandra DiCicco Bonar, the majority owner of Tipp. As of December 31, 2024 and 2023, the Company had pass-through amounts invoiced totaling $0 and $780,615, respectively, due from Demeter. As of December 31, 2022, the Company had a verbal agreement for repayment with Demeter. In October 2023, the Company entered into a note receivable arrangement with Demeter, see (j) below.

(b)	Maintenance revenue

The Company began performing in-house maintenance on aircrafts in 2022. In prior years, aircrafts were sent to third party mechanics for service.

(c)	Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. For the year ended December 31, 2024 and 2023, the Company has a management agreement with one affiliated company, Demeter. As of December 31, 2024 and 2023, Demeter has an outstanding balance of $0 and $37,500, respectively.

(d)	Charter sales

For the year ended December 31, 2024 and 2023, the Company had charter sales transactions with affiliates totaling $210,546 and $112,173, respectively, and had outstanding receivable balances totaling $179,098 and $253,258 as of December 31, 2024 and 2023, respectively. These entities are either 100% or majority owned by Sandra DiCicco Bonar or controlled by a direct family member of Sandra DiCicco Bonar. The Company does not have stated payment terms as it applies to related party sales.

(e)	Debt

Afinida Inc. (“Afinida”) is a payroll processing company that is a subsidiary of Trucept, Inc.; Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc. From the period July 1, 2019 through January 30, 2022, Afinida paid certain payroll costs (salaries and wages) for the Company. It was verbally agreed that the Company would pay Afinida for these amounts in the future, but formal terms were not documented until June 2022, when a formal Promissory Note was put in place. The Promissory Note converted outstanding payroll services invoices due to Afinida as of December 31, 2021 in the amount of $1,674,032 into a note, payable over 36 months with a simple interest of 5%, and with the first payment due on July 1, 2022. On March 19, 2025, the Company entered into an amended and rested note with Afinida for $501,483 which represented the amounts due to Afinida at December 31, 2024. Under the terms of the amended note, monthly principal and interest payments of $15,715 will commence on October 1, 2025 for period of 36 months. The amended note incurs an annual interest rate of 8%.

Innoworks Employment Services (“Innoworks”) is a professional employer organization (“PEO”) in which a family member of Sandra DiCicco Bonar exercises significant influence over the operations. From the period February 1, 2022 through December 31, 2023, Innoworks paid certain payroll costs (salaries and wages) for the Company. It was verbally agreed that the Company would pay Innoworks for these amounts in the future. As of December 31, 2023, no written agreement existed. However, in February 2024, a formal Promissory Note was put in place. The Promissory Note converted all outstanding payroll services invoice due to Innoworks as of December 31, 2023 in the amount of $2,756,327 into a note, payable over 96 months, with a simple interest of 5%, and with the first payment due on March 1, 2024.

The Company entered into a note payable with Innoworks for $1,629,954 on August 1, 2024 for unpaid accounts from January 1, 2024 to June 30, 2024. The note is payable in monthly installments of $23,042 over a period of eight years and incurs interest at 8% per annum. First payment was to be made on December 1, 2024. No payments were made on this loan.

On March 19, 2025, the Company entered into an amended and rested note with Innoworks for $6,419,269 which represented the amounts due to Innoworks at December 31, 2024. Under the terms of the amended note, monthly principal and interest payments of $55,680 will commence on October 1, 2025 for period of 120 months. The amended note incurs an annual interest rate of 8%.

Prime Capital (“Prime”), which has a family member of the Company employed at Prime, has an agreement with Tipp to collect funds for and disperse such funds on behalf of Tipp; as such, it is a related party. From the period January 1, 2021 through December 31, 2021, Prime provided $153,514 to Premier to help finance operations. As of December 31, 2021, Prime had advanced a total of $817,209 to Premier. It was verbally agreed that the Company would pay Prime for these amounts in the future, but formal terms were not documented until July 2022, when a formal Promissory Note was put in place. The Promissory Note in the amount of $817,209 represents the amount due to Prime as of December 31, 2021, payable over 42 months, with a simple interest of 5%, and with the first payment due on August 1, 2022. On March 19, 2025, the Company entered into an amended and rested note with Prime for $386,821 which represented the amounts due to Prime at December 31, 2024. Under the terms of the amended note, monthly principal and interest payments of $17,495 will commence on October 1, 2025 for period of 24 months. The amended note incurs an annual interest rate of 8%.

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of December 31, 2024, there have been no draws on the line of credit.

As of December 31, 2024, future annual minimum debt obligations are as follows:

Years Ending December 31:
2025	$326,844
2026	974,359
2027	955,775
2028	661,327
2029	635,374
Thereafter	3,753,894
Total	7,307,573
Less current portion	(326,844)
Long-term portion	$6,980,729

(f)	Leases

The Company leases aircraft owned by Demeter on an hourly basis; per the terms of the management agreement, the Company pays the aircraft owner a rate per hour that the plane is used in charter sales. As of December 31, 2024 and 2023, $0 and $0, respectively, was due to Demeter for these lease payments, and included in Due to related parties. See (j) below for exchange with Demeter.

(g)	Officer loan

The Company provided personal loans in 2022 to its President, Ross Gourdie. The loan was verbally approved by Tipp, and no formal terms were defined, except that there would be no interest on these amounts. As of December 31, 2023, the amount outstanding was $6,166. These amounts were repaid in full in January 2024.

(h)	Marketing and other

The Company paid Trucept, Inc. to perform marketing research, launch social media campaigns and improve website performance. Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc.

From time to time the Company utilizes related entities to provide catering, repair work and placement agent services.

(i)	Advances from related party

During the year ended December 31, 2024, additional advances from Innoworks for payroll related items were $3,770,465, which $0 in advances are outstanding as of December 31, 2024. See (d) above for amounts converted into a promissory note.

(j)	Note from receivable from related party

On January 9, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2021 in the amount of $2,164,913 into a note receivable, payable over 46 months, with a simple interest of 5%, and with the first payment of $49,417 to be received on February 1, 2023. As of December 31, 2023, the remaining balance of the note receivable is $2,027,453. See (l) below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024. See (m) below for exchange with Demeter.

On October 23, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2022 in the amount of $2,724,415 into a note receivable, payable over 72 months, with a simple interest of 5%, and with the first payment to be received on October 31, 2024. As of December 31, 2023, the remaining balance of the note receivable is $2,590,932. See (l) below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024. See (l) below for exchange with Demeter.

(k)	Prepaid expenses - Demeter

On December 31, 2023, the Company paid for AvMax lease payments on behalf of Demeter totaling $108,628. This was recorded as a prepaid asset for the Company to offset future payments due to Demeter which was done as party of the Demeter exchange. See (l) below for exchange with Demeter.

(l)	Revenue from related parties

For the year ended December 31, 2024 and 2023, the Company recorded revenue from related parties totaling $949,204and $1,738,809, which consists of $210,546 and $112,173 for charter sales, $46,750 and $148,500 for management fee income, and $691,907 and $1,478,136 for maintenance revenue, respectively.

(m)	Exchange of Note Receivable for Demeter Assets

In May 2024, Demeter signed an Aircraft Asset Rights Transfer Agreement to include Right of Usage of aircraft tail numbers: N614AF, N207JB, N236CA, and N555DH. This agreement transferred the Right to Use (includes all Demeter revenue share) and the Net Book Value of the assets and liabilities to the Company. The net assets include various right-of-use assets and lease liabilities, improvements made to the right-of-use assets, deposits on engine reserves, and other deposits. The Company received assets totaling $21,639,368, assumed liabilities of $16,129,236 and relieved $6,403,529 in amounts due from Demeter resulting in a difference of $893,397 which was recorded as a reduction of capital. On the date of transfer, the Company recorded assets consisting of $2,320,690 in property and equipment, $2,325,946 in maintenance reserves, $16,992,731 in right of use assets and total liabilities of $16,129,236 related to right of use liabilities and assumed notes payable, The Company accounted for the assets and liabilities assumed at their carrying value due to both entities being under common control.

7.         Commitments and Contingencies

Indemnification

Under the Company’s amended and restated Certificate of Incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, the Company is not currently a party, and Company property is not subject to, any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

On May 31, 2024, Demeter Harvest Corp. (“Demeter”) and Premier filed a Petition and Demand against Empyreal Jet, Inc. in the district court located in Harris County, Texas (Cause No. 2024-34231/Court: 281 claiming Breach of Contract, Promissory Estoppel seeking damages over $200,000 but no more than $1,000,000.

On March 11, 2025, a former employee filed a General Civil Complaint for Damages against Premier and Innoworks Employment Services, Inc. in the Superior Court of the State of California for the County of San Diego, Central Division claiming retaliation and wrongful employment termination seeking general and special damages each in the amount of $35,000 as well as punitive and exemplary damages, reasonable attorney fees, interest and such other relief.

On December 17, 2024, the Company received a notice of investigation from the Federal Aviation Administration’s San Diego Flight Standards Office (“FSDO”). The investigation was the result of a safety complaint from a former employee. The investigation was a series of inquiries related to compliance with regulations related to corrective maintenance actions, to which the Company has responded to all requests. Premier has since implemented new policies and procedures to ensure such errors do not happen again. These new policies and procedures were provided to the FDSO January 2025. The Company has been working with the FSDO and is still awaiting the results of the investigation, which may include penalties against the Company. At the time of this filing, such amounts, if any, are not estimable.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

8.         Income Taxes

The Company recorded the following provision for income taxes for the years ended December 31:

	2024	2023

Current:
Federal	$–	$–
State	–	–
	–	–
Deferred:
Federal	(433,537)	–
State	(144,117)	–
	(577,654)	–
Valuation allowance	577,654	–
Total provision for taxes	$–	$–

The Company’s net deferred tax assets and liabilities are as follows at December 31:

	2024	2023

Net operating losses	$458,796	$–
Reserves and accruals	125,935	–
Depreciation and amortization	(17,077)	–
Total:	577,654	–
Valuation allowance	(577,654)	–
Net deferred tax assets	$–	$–

During the years ended December 31, 2024 and 2023, the effective rate was approximately 0% and 0%, respectively. The Company’s federal income tax rate was 21% for the year ended December 31, 2024 and zero for the year ended December 31, 2023. The difference between the federal statutory rate and the effective tax rate was due to a full valuation allowance on the deferred tax assets.

Prior to January 1, 2024, the Company was a limited liability company whereby its income or loss is allocated to the members. The Company will not be subject to federal or state income taxes from future profits or losses. Upon the conversion to a C-corporation, the Company recorded a deferred tax liability of $22,990 in connection with excess depreciation taken by the LLC. For tax purposes, the Company was considered a disregarded entity

The Company has timely filed all its United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction, and for state tax reporting, the California. The Company‘s Federal income tax returns for the tax year 2021 forward is still subject to examination by the IRS. The Company’s state income tax return years for the tax year 2020 forward is still subject to examination by the corresponding state authorities. We do not currently have any ongoing tax examinations.

9.        Subsequent Events

The Company has evaluated events subsequent to December 31, 2024 to assess the need for potential recognition or disclosure. Such events were evaluated through March 31, 2025, the date the financial statements were available to be issued.

See Note 6 for a subsequent related to the issuance of related party notes payable. In addition, subsequent to December 31, 2024, Innoworks expended an additional $1,128,117 related to payroll costs.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the completion of the Merger, Premier’s independent accountant was Macias Gini & O'Connell LLP (“New Auditor”) and the Company’s independent accountant was Fruci & Associates II, PLLC (“Former Auditor”). On March 11. 2025, the Board of Directors of the Company approved the dismissal of the Former Auditor as the Company’s independent registered public accounting firm, as a result of the completion of the Merger.

The audit report of Former Auditor on the Company’s consolidated financial statements as of and for the year ended March 31, 2024 and 2023, the Company’s previous fiscal year end prior to the Merger, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that, the reports expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern .

During the year ended March 31, 2024 and the subsequent interim period through March 11, 2025, there were no: (1) disagreements with New Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Former Auditor, would have caused Former Auditor to make reference to the subject matter of the disagreements in connection with its audit report, or (2) reportable events under Item 304(a)(1)(v) of SEC Regulation S-K.

Concurrent with the Merger, the Board of Directors of the Company approved the appointment of New Auditor as the Company’s independent registered public accounting firm for the year ending December 31, 2024. During the years ended December 31, 2023 and 2022 and the subsequent interim period prior to engaging New Auditor, the Company did not consult with New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event, each as defined in Regulation S-K Item 304(a)(1)(v), respectively.

ITEM 9A.       CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Board of Directors, Chief Executive Officer and Director, and our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Director evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(c) and Rule 15d-15(e).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer, who serves as the Principal Executive and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such an evaluation, the Company’s Chief Executive Officer, have concluded that internal controls over financial reporting were not effective as December 31, 2024.

Description of Material Weakness and Management’s Remediation Initiatives

In connection with the audits of our consolidated financial statements for the years ended December 31, 2024, and 2023, management has identified material weaknesses in internal control over financial reporting. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of December 31, 2024.

The material weaknesses above did not result in a misstatement to the consolidated financial statements.

In response, our management team has established a remediation plan to address the previously disclosed material weaknesses. Our plan during 2025 will include establishing more robust processes to support our internal control over financial reporting, which includes designing and implementing controls and processes to facilitate effective financial reporting, along with accurate documentation and timely support.

The Company is committed to remediating the material weaknesses and the actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and operate effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31,, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K

ITEM 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

The current directors and executive officers of the Company are as follows:

Name	Age	Position(s) and Offices Held
Sandra J. DiCicco Bonar	60	Chairman of the Board of Directors and Chief Executive Officer
Ross David Gourdie	53	President, Secretary and Treasurer
Amy Scannell	40	Director
Vincent Monteparte	60	Director

Sandra J. DiCicco Bonar

Ms. DiCicco Bonar, age 60, has since 2015 served as the CEO and owner of TIPP Investments LLC, the principal stockholder of the Company and a real estate holding company. Further, Ms. DiCicco Bonar since 2020 has served as the owner, President and CEO of Hungry Squirrel which offers keto friendly products, since 2020 as the owner, President and CEO of Clovis Glass Co Inc., which provides glass repair services. Further, since 2013, Ms. DiCicco Bonar has services as the owner and CEO of Grand Restaurant Group managing five restaurant locations. Ms. DiCicco Bonar received a BA in Organizational Management from Fresno Pacific University.

Ross David Gourdie

Mr. Gourdie, age 53, has over 30 years of experience in the aviation industry. Originally from Scotland, UK, Mr. Gourdie moved with his family to San Diego in the summer of 2018. His aviation career started immediately after high school in 1989 when he made the decision to join the UK’s military and serve in the Royal Air Force for 10 years as an Avionics Technician. After leaving the military in 1999 he transitioned into commercial airlines. Since 2018, Mr. Gourdie has been involved in the management and development of Premier Air Charter. In that short time under his direction, Premier Air Charter has grown annual revenue from $1 million flying small jets and turboprop aircraft to a $20 million annual revenue using mid and super-mid jet aircraft. Mr. Gourdie served in various positions from 2005 to 2018 with LoganAir, based at Glasgow Airport, UK, including roles as Aircraft Engineering Training Instructor and Licensed Engineering Manager.

Vincent Monteparte

Mr. Monteparte, age 60, has more than 25 years of experience managing strategic and transformative enterprise initiatives, across Aerospace, Transportation, Logistics, and Enterprise / SaaS Software. Since May 2020, Mr. Monteparte has served as the Principal of Global Capital Markets, a financial services provider, and since November 2015 as President and Chief Executive Officer of 927 Inc., a family investment office to strategically invest in and drive growth for mid-sized software development companies. Further, since May 2017, Mr. Monteparte has been a venture partner with Sway Capital, a global platform for alternative investments. Mr. Monteparte holds a series 63 and 79 license and Board Advisory positions for BlueSky eLearn, a leading learning management software platform and Measurabl, a global ESG SaaS Software company. Mr. Monteparte received his MBA from Pepperdine Graziadio Business School in 2001 and his BS in Aeronautical Engineering in 1987.

Amy Scannell

Ms. Scannell, age 34, experience with corporate structure, compliance, and investments involves raising capital, negotiations, contract development, and business structure. As General Counsel of Tipp Investments, LLC, located in Escondido, California, Scannell oversees broad investment interests, including commercial real estate, agriculture, and aviation. Ms. Scannell was admitted to the California bar in 2019 and the Massachusetts bar in 2015. Prior to joining Tipp Investments in 2019, Ms. Scannell was an associate attorney for Baskin & Associates, LLC, a family law litigation firm in Boston, Massachusetts. She also served as a law clerk at Holstrom, Block & Parke, APLC in Murrieta, California. Ms. Scannell received her Juris Doctorate from Suffolk University Law School in Boston, Massachusetts, and graduated Cum Laude with her Bachelor of Arts from Westfield State University in Westfield, Massachusetts.

On the close of business on March 11, 2025, Leonard Lovallo resigned as an executive officer and director of the Company. The resignation of Mr. Lovallo was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 11, 2025, Sandra J. DiCicco Bonar was appointed as Chairman of the Board of Directors of the Company, and Vincent Monteparte, Ross David Gourdie and Amy Scannell were appointed members of the Board of Directors. Further, Ms. DiCicco Bonar was appointed to serve as the Company’s Chief Executive Officer and Mr. Gourdie was appointed as the Company’s President, Secretary and Treasurer.

Family Relationships

Ross Gourdie, Director, President, Secretary and Treasurer. is the son in law of Sandra DiCicco, Director and CEO.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

To our knowledge, none of our directors and executive officers has at any time been subject to any proceedings:

•	that were initiated by any regulatory, civil or criminal agency

•	in which claims alleging fraud were asserted and seeking damages in excess of $100,000

Audit Committee Financial Expert

The Company has not appointed an Audit Committee Financial Expert. The Board of Director oversee and manages the Company’s financial operations including the appointment of the independent audit firm that audits and reports on the quarterly and annual published financial statements as required and reported to the Securities and Exchange Commission.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://prenieraircharter.com. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2024 and 2023 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2024, (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	No Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
Leonard Lovallo,	2024	$22,000	$–	$16,000	$–	$–	$–	$–	$38,000
CEO & Director (1)	2023	$34,000	$–	$270,000	$–	$–	$–	$–	$304,000
Sandra DiCicco Bonar,	2024	$–	$–	$–	$–	$–	$–	$–	$–
CEO & Director	2023	$–	$–	$–	$–	$–	$–	$–	$–
Ross Gourdie,	2024	$255,000	$–	$–	$–	$–	$–	$–	$255,000
President, Treasurer & Director	2023	$232,692	$–	$–	$–	$–	$–	$–	$232,692
Amy Scannell,	2024	$–	$–	$–	$–	$–	$–	$–	$–
Director	2023	$–	$–	$–	$–	$–	$–	$–	$–
Vincent Monteparte,	2024	$–	$–	$–	$–	$–	$–	$–	$–
Director	2023	$–	$–	$–	$–	$–	$–	$–	$–

(1) Mr. Lovallo resigned on March 11, 2025.

Grant of Plan-Based Awards

During the year ended December 31, 2024 and 2023, there were no equity grants to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of December 31, 2024.

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2024 by any Named Executive Officers.

Compensation of Directors

Total compensation paid to Leonard Lovallo, CEO and Director for the year 2024 by Altair and prior to the merger was $38,000. Total compensation paid to Ross Gourdie, President, Treasurer, and Director for the year 2024 byPremier was $255,000.

Executive Employment Agreements

On June 17, 2019, Premier entered into an at-will Employment Agreement with Ross Gourdie that either party can terminate with or without cause. Under the terms of the Employment Agreement with Mr. Gourdie, he has been engaged commencing July 1, 2019, to be CEO at an annual base salary of $120,000. This base salary has been increased to $255,000 per year and appointed President.

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

As of March 20, 2025, we had a total of 279,848,293 shares of common stock issued and outstanding held by a total of 69 shareholders of record. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

Officers and Directors Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage (1)
Common Stock	Sandra DiCicco Bonar (2)	237,871,049	85.00%
	600 La Terraza Blvd.
	Escondido, CA 92025
Common Stock	Leonard Lovallo (3)	4,160,000	1.49%
	322 North Shore Dr, Bldg 1B, Pittsburgh, PA 15212
-	Ross Gourdie
	Escondido, CA 92025
-	Vincent Monteparte	–	–
	600 La Terraza Blvd.
	Escondido, CA 92025
-	Amy Scannell	–	–
	600 La Terraza Blvd.
	Escondido, CA 92025
Common Stock	Ramzi Khoury (3)	1,356,668	0.48%
	11 Rue Jean Jaures
	Creteil, France 94000
All Officers and Directors as a Group (6 persons)		243,387,717	86.97%
5% Beneficial Owners
Common Stock	TIPP (2)	237,871,049	85.00%
	600 La Terraza Blvd.
	Escondido, CA 92025
All Other Beneficial Owners as a Group (1 person)		237,871,049	85.00%

* Represents less than 1% of the Company’s issued and outstanding shares of common stock.

(1)	Applicable percentage ownership is based on 279,848,293 shares of common stock outstanding as of March 20, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the reference date of this table are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Options or warrants which are not vested, or expected to be vested as of May 20, 2025, are referenced in the footnotes below for the sake of completeness, but are not included in the figures in the above table.
(2)	Represents 237,871,049 shares of common stock held by TIPP Aviation LLC. Ms. DiCicco Bonar is owner and Executive Officer of TIPP
(3)	Resigned as Director/Executive Officer

ITEM 13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following are Altair related party transactions made prior to the merger with Premier:

On February 27, 2025 Leonard Lovallo was issued 640,000 of restricted common stock for $16,000 of 3 months of accrued Altair salary.

During the years ended December 31, 2024 and 2023, Altair paid Mr. Leonard Lovallo $22,000 and $34,000 for his role as Chief Executive Officer and President of Altair. As of March 31, 2024, Mr. Lovallo agreed to accept shares of common stock for his accrued salary through March 31, 2024 and for April Compensation. Mr. Lovallo received 1,760,000 shares of common stock for $44,000 of accrued salary and 160,000 shares of common stock for $4,000 for April compensation. The shares received for April were debited to prepaids. As of March 31, 2024 and 2023, the Company has accrued $0 and $18,000 of compensation due to Mr. Lovallo, respectively.

As of March 31, 2024, Mr. Khoury agreed to accept shares of common stock for his accrued Altair salary through March 31, 2024 and for April Compensation. Mr. Khoury received 1,083,334 shares of common stock for $32,500 of accrued salary and 83,334 shares of common stock for $2,500 for April compensation. The shares received for April were debited to prepaids. In addition, Mr. Khoury forgave $5,000 that was owed to him. The amount was credited to paid in capital. As of March 31, 2024 and 2023, the Company has accrued $0 and $7,500 of compensation due to Mr. Khoury, respectively.

On January 8, 2022, Altair renewed and extended its contract with its CEO for a term of one year. As a signing bonus, Mr. Lovallo was granted 400,000 shares of the Company’s common stock. The shares were valued at $0.90, for total expense of $360,000, which was amortized over the one-year term. Mr. Lovallo’s contract was extended for another year on January 1, 2023.

On December 22, 2022, Ramzi Khoury, a former Director of Altair, converted $22,500 due to him into 70,000 shares of common stock.

The following are Premier related party transactions made prior to the merger with Altair:

Pass-through costs

Per the terms of management agreements between Premier and aircraft owners, certain aircraft expenses are the responsibility of the owners. However, the Company will pay for these costs on behalf of the owners and then invoice for the recovery of these amounts, which the Company refers to as “pass-through” costs. The Company has an aircraft management agreement for aircraft usage from Demeter Harvest Corp. (“Demeter”), an affiliated company owned by Sandra DiCicco Bonar, the majority owner of TIPP. As of December 31, 2024 and 2023, Premier had pass-through amounts invoiced totaling $0 and $780,615, respectively, due from Demeter. As of December 31, 2022, Premier had a verbal agreement for repayment with Demeter. In October 2023, Premier entered into a note receivable arrangement with Demeter, see (j) below.

Maintenance revenue

Premier began performing in-house maintenance on aircrafts in 2022. In prior years, aircrafts were sent to third party mechanics for service.

Management fees

Per the terms of the management agreements between Premier and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. For the year ended December 31, 2024 and 2023, Premier has a management agreement with one affiliated company, Demeter. As of December 31, 2024 and 2023, Demeter has an outstanding balance of $0 and $37,500, respectively.

Charter sales

For the year ended December 31, 2024 and 2023, Premier had charter sales transactions with affiliates totaling $210,547 and $112,173, respectively, and had outstanding receivable balances totaling $179,098 and $253,258 as of December 31, 2024 and 2023, respectively. These entities are either 100% or majority owned by Sandra DiCicco Bonar or controlled by a direct family member of Sandra DiCicco Bonar. Premier does not have stated payment terms as it applies to related party sales.

Debt

Afinida Inc. (“Afinida”) is a payroll processing company that is a subsidiary of Trucept, Inc.; Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc. From the period July 1, 2019 through January 30, 2022, Afinida paid certain payroll costs (salaries and wages) for Premier. It was verbally agreed that Premier would pay Afinida for these amounts in the future, but formal terms were not documented until June 2022, when a formal Promissory Note was put in place. The Promissory Note converted outstanding payroll services invoices due to Afinida as of December 31, 2021 in the amount of $1,674,032 into a note, payable over 36 months with a simple interest of 5%, and with the first payment due on July 1, 2022. On March 19, 2025, Premier entered into an amended and rested note with Afinida for $501,483 which represented the amounts due to Afinida at December 31, 2023. Under the terms of the amended note, monthly principal and interest payments of $15,715 will commence on October 1, 2025 for period of 36 months. The amended note incurs an annual interest rate of 8%.

Innoworks Employment Services (“Innoworks”) is a professional employer organization (“PEO”) in which a family member of Sandra DiCicco Bonar exercises significant influence over the operations. From the period February 1, 2022 through December 31, 2023, Innoworks paid certain payroll costs (salaries and wages) for Premier. It was verbally agreed that Premier would pay Innoworks for these amounts in the future. As of December 31, 2023, no written agreement existed. However, in February 2024, a formal Promissory Note was put in place. The Promissory Note converted all outstanding payroll services invoice due to Innoworks as of December 31, 2023 in the amount of $2,756,327 into a note, payable over 96 months, with a simple interest of 5%, and with the first payment due on March 1, 2024.

Premier entered into a note payable with Innoworks for $1,629,954 on August 1, 2024 for unpaid accounts from January 1, 2024 to June 30, 2024. The note is payable in monthly installments of $23,042 over a period of eight years and incurs interest at 8% per annum. First payment was to be made on December 1, 2024.

On March 19, 2025, Premier entered into an amended and rested note with Innoworks for $6,419,269 which represented the amounts due to Innoworks at December 31, 2023. Under the terms of the amended note, monthly principal and interest payments of $55,680 will commence on October 1, 2025 for period of 120 months. The amended note incurs an annual interest rate of 8%.

Prime Capital HR (“Prime”), which has a family member of Premier employed at Prime, has an agreement with Tipp to collect funds for and disperse such funds on behalf of Tipp; as such, it is a related party. From the period January 1, 2021 through December 31, 2021, Prime provided $153,514 to Premier to help finance operations. As of December 31, 2021, Prime had advanced a total of $817,209 to Premier. It was verbally agreed that Premier would pay Prime for these amounts in the future, but formal terms were not documented until July 2022, when a formal Promissory Note was put in place. The Promissory Note in the amount of $817,209 represents the amount due to Prime as of December 31, 2021, payable over 42 months, with a simple interest of 5%, and with the first payment due on August 1, 2022. On March 19, 2025, Premier entered into an amended and rested note with Prime for $386,821 which represented the amounts due to Prime at December 31, 2023. Under the terms of the amended note, monthly principal and interest payments of $17,495 will commence on October 1, 2025 for period of 24 months. The amended note incurs an annual interest rate of 8%.

Premier acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of December 31, 2024, there have been no draws on the line of credit.

As of December 31, 2024, future annual minimum debt obligations are as follows:

Years Ending December 31:
2025	$326,844
2026	974,359
2027	955,775
2028	661,327
2029	635,374
Thereafter	3,753,894
Total	7,307,573
Less current portion	(326,844)
Long-term portion	$6,980,729

Leases

The Company leases aircraft owned by Demeter on an hourly basis; per the terms of the management agreement, the Company pays the aircraft owner a rate per hour that the plane is used in charter sales. As of December 31, 2024 and 2023, $0 and $0, respectively, was due to Demeter for these lease payments, and included in Due to related parties. See (j) below for exchange with Demeter.

Officer loan

Premier provided personal loans in 2022 to its President, Ross Gourdie. The loan was verbally approved by Tipp, and no formal terms were defined, except that there would be no interest on these amounts. As of December 31, 2023, the amount outstanding was $6,166. These amounts were repaid in full in January 2024.

Marketing and other

Premier paid Trucept, Inc. to perform marketing research, launch social media campaigns and improve website performance. Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc. From time to time Premier utilizes related entities to provide catering, repair work and placement agent services.

Advances from related party

During the year ended December 31, 2024, additional advances from Innoworks for payroll related items were $3,770,465, which $6,419,369 in advances is outstanding as of December 31, 2024.

Note from receivable from related party

On January 9, 2023, Premier signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2021 in the amount of $2,164,913 into a note receivable, payable over 46 months, with a simple interest of 5%, and with the first payment of $49,417 to be received on February 1, 2023. As of December 31, 2023, the remaining balance of the note receivable is $2,027,453.

On October 23, 2023, Premier signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2022 in the amount of $2,724,415 into a note receivable, payable over 72 months, with a simple interest of 5%, and with the first payment to be received on October 31, 2024. As of December 31, 2023, the remaining balance of the note receivable is $2,590,932.

Prepaid expenses - Demeter

On December 31, 2023, Premier paid for AvMax lease payments on behalf of Demeter totaling $108,628. This was recorded as a prepaid asset for the Company to offset future payments due to Demeter which was done as party of the Demeter exchange.

Revenue from related parties

For the year ended December 31, 2024 and 2023, Premier recorded revenue from related parties totaling $949,204and $1,738,809, which consists of $210,547and $112,173 for charter sales, $46,750 and $148,500 for management fee income, and $691,907 and $1,478,136 for maintenance revenue, respectively.

Exchange of Note Receivable for Demeter Assets

In May 2024, Demeter signed an Aircraft Asset Rights Transfer Agreement to include Right of Usage of aircraft tail numbers: N614AF, N207JB, N236CA, and N555DH. This agreement transferred the Right to Use (includes all Demeter revenue share) and the Net Book Value of the assets and liabilities to the Company. The net assets include various right-of-use assets and lease liabilities, improvements made to the right-of-use assets, deposits on engine reserves, and other deposits. Premier received assets totaling $21,639,368, assumed liabilities of $16,129,236 and relieved $6,403,529 in amounts due from Demeter resulting in a difference of $893,397 which was recorded as a reduction of capital. On the date of transfer, the Company recorded assets consisting of $2,320,690 in property and equipment, $2,325,946 in maintenance reserves, $16,992,731 in right of use assets and total liabilities of $16,129,236 related to right of use liabilities and assumed notes payable, The Company accounted for the assets and liabilities assumed at their carrying value due to both entities being under common control.

Director Independence

The OTC Markets Group Inc. does not have a requirement that a majority of our Board of Directors be independent. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  As of December 31, 2024, only Vincent Monteparte came within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Premier by our principal accountants, Macias Gini & O'Connell LLP, during the years ended December 31, 2024, and 2023, respectively:

Fee Category	2024	2023
Audit Fees	$198,852	$135,759
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$198,852	$135,759

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC, the Company’s former auditor, for the audit and review of our financial statements for the fiscal years ended March 31, 2024 and 2023 amounted to $23,500 and $24,000, respectively.

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements for our 10-K Annual Reports and review of the financial statements included in our 10-Q Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-related Fees,” and “Tax Fees” above.

PART IV

ITEM 15.       EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2*	Certificate of Amendment dated August 24, 2018
3.3*	Certificate of Amendment dated October 1, 2021
3.4*	Certificate of Amendment dated January 11, 2023
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
4.1*	Description of the Registrant’s Securities
10.1*	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025
10.2*	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025
10.3*	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025
14.1*	Code of Ethics
19*	Insider Trading Policy
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025
99.1*	Policy on Granting Equity Awards
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed herewith.

ITEM 16.       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTAIR INTERNATIONAL CORP.

Dated: April 07, 2025	By:	/s/ Sandra DiCicco Bonar
Sandra DiCicco Bonar
CEO and Chairperson
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Ross David Gourdie
Ross David Gourdie
President, Treasurer and Director
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 07, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Sandra DiCicco Bonar	CEO and Chairperson
Sandra DiCicco Bonar	(Principal Executive Officer and Principal Financial Officer)

/s/ Ross David Gourdie	President, Treasurer and Director
Ross David Gourdie	(Principal Accounting Officer)

/s/Vincent Monteparte	Director
Vincent Monteparte

/s/Amy Scannell	Director
Amy Scannell

