Form 10-Q
period 2025-03-31
ALTAIR INTERNATIONAL CORP.
filed 2025-05-15
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

ALTAIR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-56312	99-0385465
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2006 Palomar Airport Road, Suite 210, Carlsbad, CA		92011
(Address of principal executive offices)		(Zip Code)

(858) 239-0788
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such filings). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 6, 2025, there were 279,848,293 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•	our results of operations and financial condition;
•	costs related to being a public company;
•	limited liquidity and trading of our securities;
•	that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
•	the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza and other global political and economic issues;
•	a changing regulatory landscape in the highly competitive aviation industry;
•	risks associated with the overall economy, including recent and expected future increases in interest rates and the potential for recession; and
•	other risks and uncertainties set forth in our filings entitled “Risk Factors” including in our Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward- looking

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTAIR INTERNATIONAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Cash	$146,590	$225,228
Accounts receivable, net allowance of $72,405 and $72,405, respectively	170,175	121,833
Other receivables	448,196	461,933
Due from related parties, current portion	70,790	179,098
Prepaid expenses and other current assets	9,025	9,025
Total current assets	844,776	997,117
Property and equipment, net	7,033,148	6,444,402
Right of use assets - operating	5,218,154	5,426,543
Right of use assets - financing	11,841,490	12,003,034
Investment - related party	19,617	85,474
Maintenance reserves	3,076,040	2,795,488
Total assets	$28,033,225	$27,752,058

Liabilities and Stockholder’s Deficit
Accounts payable and accrued expenses	$2,781,331	$2,261,700
Long-term debt, current portion	214,927	166,410
Deferred revenue	374,808	192,820
Due to related parties	1,130,867	31,144
Right of use liabilities - operating	1,373,440	1,287,785
Right of use liabilities - financing	1,091,886	1,091,916
Long-term debt, related parties, current portion	540,632	326,844
Total current liabilities	7,507,891	5,358,619
Right of use liabilities - operating, net of current portion	3,844,714	4,138,758
Right of use liabilities - financing, net of current portion	9,062,760	9,164,630
Long-term debt, net of current portion	3,670,589	3,669,352
Long-term debt, related parties, net of current portion	6,730,906	6,980,729
Total liabilities	30,816,860	29,312,088

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock: par value $0.001; 10,000 shares authorized; no shares issued and outstanding	–	–
Common stock: par value $0.001; 5,000,000,000 shares authorized; 279,848,293 and 237,871,049 issued and outstanding, respectively	279,848	237,871
Additional paid-in capital	40,000	40,000
Accumulated deficit	(3,103,483)	(1,837,901)
Stockholders’ deficit	(2,783,635)	(1,560,030)
Total liabilities and total stockholders’ deficit	$28,033,225	$27,752,058

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue	$5,875,523	$5,887,540
Cost of sales	5,728,935	5,016,634
Gross profit	146,588	870,906
Operating expenses
Payroll and related expenses	368,745	308,249
Selling, general and administrative	633,521	433,062
Total operating expenses	1,002,266	741,311
Income (loss) from operations	(855,678)	129,595
Other (income) expense, net
Interest expense	306,521	19,671
Other	61,406	57,002
Other expense (income), net	367,927	76,673
Net income (loss)	$(1,223,605)	$52,922

Net loss per basic and diluted	$(0.00)	$0.00
Weighted average number of common shares outstanding, basic and diluted	247,199,325	237,871,049

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Total Stockholder's Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2023	237,871,049	$237,871	$–	$1,246,731	$1,484,602
Net income	–	–	–	52,922	52,922
Balance, March 31, 2024	237,871,049	$237,871	$–	$1,299,653	$1,537,524

	Common Stock		Additional Paid-in	Retained	Total Stockholder's Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2024	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	41,977,244	41,977	–	(41,977)	–
Net loss	–	–	–	(1,223,605)	(1,223,605)
Balance, March 31, 2025	279,848,293	$279,848	$40,000	$(3,103,483)	$(2,783,635)

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(1,223,605)	$52,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	263,853	3,694
Impairment on investment in related party	65,857	72,163
Changes in operating assets and liabilities:
Accounts receivable	(48,342)	222,846
Other receivables	13,737	(138,143)
Due from/to related parties	1,221,750	359,071
Prepaid expenses and other current assets	–	(82,109)
Accounts payable and accrued expenses	519,631	181,925
Deferred revenue	181,988	(313,931)
Net cash provided by operating activities	994,869	358,438
Cash flows from investing activities
Acquisition of property and equipment	(691,055)	–
Purchase of engine reserves	(280,552)	–
Net cash used in investing activities	(971,607)	–
Cash flows from financing activities
Payments on financing lease obligations	(101,900)	–
Repayments of long-term debt	–	(16,902)
Repayments of long-term debt, related parties	–	(145,691)
Net cash used in financing activities	(101,900)	(162,593)
Net change in cash	(78,638)	195,845
Cash at beginning of period	225,228	129,871
Cash at end of the period	$146,590	$325,716

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$306,521	$19,671

The accompanying notes are an integral part of these financial statements.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.          Organization and Business

Formation and Business of the Company

Altair International Corp., formerly Premier Air Charter, LLC, (“Premier”) was acquired by Tipp Aviation, LLC (“Tipp Aviation” or “Tipp”) on July 1, 2019 (acquisition date). Premier was a 100% owned subsidiary of Tipp Aviation. Tipp Aviation is a subsidiary of Tipp Investments, LLC.

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

Altair Merger Agreement

On February 16, 2024, Altair International Corp. (“Altair”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier Air Charter, Inc. (“Premier”), Premier Air Charter Merger Sub, Inc. (“Merger Sub”) and TIPP Aviation, LLC, the sole shareholder of Premier (“TIPP”). Under the terms of the Merger Agreement, Altair will exchange 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub will be merged into Premier (the “Merger”). The officers and directors of Premier are now the officers and directors of Altair following the Merger. On March 5, 2025, the Altair, Premier, Merger Sub and TIPP entered into an Amended Merger Agreement amending various procedural items of the Merger Agreement (the “Amended Merger Agreement”). On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of Altair and Altair issuing TIPP 237,871,049 shares of common stock. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

Following the Closing, Premier was deemed the accounting predecessor of the Merger and will be the successor registrant for SEC purposes, meaning that Premier’s financial statements for previous periods, include the financial statements included herein, will be disclosed in this and future periodic reports filed with the SEC.

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the operations of Premier for all periods presented and the operations of Altair from the March 11, 2025 to March 31, 2025. In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders have been reflected as being issued on March 11, 2025, the closing date of the acquisition. As of the date of this filing, there are 279,848,293 shares of Altair common stock issued and outstanding.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Three months ended March 31,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$5,875,523	$5,887,540
Net (loss) gain	$(1,242,697)	$(221,085)
Loss per share -basic and diluted	$(0.00)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. During the most recent calendar year and for the three months ended March 31, 2025, the Company has incurred a net loss.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses. As of March 31, 2025, the Company owes $7.5 million to related parties. Also, even though the Company secured additional financing on favorable terms in the form of a line of credit from a related party in August 2024, if the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with supplies, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from ongoing global issues. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

2.          Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2025, and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2024.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets and liabilities that are subject to judgment and use of estimates include the determination of an allowance for doubtful accounts, deferred revenue, and estimates used in the Company’s going concern analysis.

Concentration of Credit Risk

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 9% and 7% of revenue for the three months ended March 31, 2025 and 2024, respectively. There were two customers that accounted for 16% and 89% of accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of March 31, 2025 and December 31, 2024, The Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenues

The Company’s disaggregated revenues comprised of the following for the three months ended March 31,:

	March 31,	March 31,
	2025	2024

Charter sales	$5,801,367	$5,175,371
Management fees	12,750	52,000
Maintenance revenues	59,552	650,086
Other revenues	1,854	10,083
Total:	$5,875,523	$5,887,540

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

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 on January 1, 2025, did not have a significant impact on the Company operations.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.          Financial Statement Elements

Property and Equipment

Property and equipment, net, as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31,	December 31,
	2025	2024

Aircraft and improvements	$7,239,410	$6,548,355
Equipment	121,437	121,437
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	7,387,971	6,696,916
Less accumulated depreciation	(354,823)	(252,514)
Total property and equipment	$7,033,148	$6,444,402

Maintenance Reserves

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

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As discussed in Note 6, in May 2024, the Company and Demeter signed an Aircraft Asset Rights Transfer Agreement which included leases on four aircraft. At the time of assignment, the Company recorded right of use assets and liabilities – operating of $4,558,913 and $4,558,193, and right of use assets and liabilities – financing of $12,433,818 and $10,520,064, respectively. The Company accounted for the assets and liabilities assumed at their carrying value due to both entities being under common control. The operating leases are payable in monthly payments ranging from $25,000 to approximately $32,000 through December 2029 and contained an initial imputed interest rates ranging from 7.75% and are secured by the equipment being leased.

For the three months ended March 31, 2025 and 2024, the Company recorded total operating lease expense of approximately $111,000 and $33,000, respectively. As of March 31, 2025, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.7 years and 9.04%, respectively.

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from July 2024 to October 2028, contain original imputed interest rates ranging from 3.85% to 7.75%, and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the three months ended March 31, 2025, amortization expense of right of use assets – financing was approximately $162,000. For the three months ended March 31, 2025, interest expense associated with the right of use liabilities – financing was approximately $71,000. As of March 31, 2025, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 3.00 years and 6.5%, respectively.

5.          Long-Term Debt

On July 25, 2020, the Company received a loan in the amount of $92,300 from the U.S. Small Business Administration, authorized under Section 7(b) of the Small Business Act (SBA). Installment payments, including principal and interest of $451, are due monthly beginning twelve months from the loan effective date, with an interest rate of 3.75% per annum. The outstanding loan balance at March 31, 2025 and December 31, 2024 was $0, and $2,813 respectively.

In June 2024, the Company received a loan of $120,000 from a third party to be used in operations. The monthly loan payments of $11,349 commence on July 25, 2024 and continue until June 25, 2025. The loan incurs interest at a rate of 24.00% per annum. The outstanding loan balance at March 31, 2025 and December 31, 2024 was $32,682 and $63,546, respectively.

As part of the transfer from Demeter as noted in Note 6, the Company assumed a loan with a third party of $1,050,259. The loan incurs interest at 12.0% per annum and requires monthly payments of $20,154 and a balloon payment of $1,040,169 in July 2024. The loan is secured by the aircraft. In July 2024, the aircraft securing the loan was sold and a portion of the proceeds were used to satisfy the loan.

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding loan balance at March 31, 2025 and December 31, 2024 was $3,745,833 and $3,769,402, respectively.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.          Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of March 31, 2025 and for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter ended March 31, 2025	Outstanding Balance as of March 31, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$–	$5,144	Refer to (d)
Demeter N207JB	Charter Sales	–	4,125	Refer to (d)
Demeter N614AF	Charter Sales	–	39,067	Refer to (d)
Demeter N265AV	Charter Sales	–	20,750	Refer to (d)
Demeter N555DH	Charter Sales	–	3,493	Refer to (d)
Demeter N713FL	Charter Sales	–	2,000	Refer to (d)
Dalrada Energy Services	Charter Sales	–	(3,789)	Refer to (d)
			$70,790
Due to Related Parties
Afinida - Note	Promissory note payable	$–	$485,720	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	–	366,549	Refer to (e)
Innoworks - Note	Promissory note payable	–	6,419,269	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	1,115,942	1,115,942	Refer to (i)
Afinida - Marketing	Marketing	50,834	5,877	Refer to (g)
CSL Staffing	Staffing services	9,048	9,048	Refer to (g)
Tipp Investments	Marketing	20,000	–	Refer to (g)
			$8,402,405
Others
Dalrada Financial Corp.	Investment	$(65,857)	$19,617

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended March 31, 2024

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter ended March 31, 2024	Outstanding Balance as of March 31, 2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$547,440	$859,656	Refer to (a), (l)
	Maintenance revenue	603,424	372,731	Refer to (a), (b), (l)
	Management fees	52,000	8,500	Refer to (a), (c), (l)
Demeter Harvest	Charter Sales	300	2,100	Refer to (d)
Demeter N236CA	Charter Sales	33,464	33,464	Refer to (d)
Demeter N713FL	Charter Sales	40,200	40,200	Refer to (d)
Tipp Investments	Charter Sales	–	53,280	Refer to (d)
Trucept	Charter Sales	–	18,533	Refer to (d)
Dalrada Health	Charter Sales	–	92,498	Refer to (d)
Dalrada Energy Services	Charter Sales	8,158	(3,790)	Refer to (d)
Demeter Receivable	Promissory Note Receivable	–	2,067,867	Refer to (j), (m)
Demeter Receivable Note 2	Promissory Note Receivable	–	2,590,931	Refer to (j), (m)
			$6,135,970
Due to Related Parties
Afinida - Note	Promissory note payable	$(131,801)	$791,353	Refer to (e)
Demeter N207JB	Owners Lease Payments	213,120	45,956	Refer to (e)
Demeter N265AV	Owners Lease Payments	523,920	15,594	Refer to (e)
Demeter N555DH	Owners Lease Payments	37,817	23,177	Refer to (e)
Demeter N713FL	Owners Lease Payments	183,120	36,695	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	(53,274)	533,575	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	440,858	–	Refer to (e)
Innoworks - Note - February 2024	Promissory note payable	(23,410)	2,732,917	Refer to (e)
Afinida - Marketing	Marketing	500	500	Refer to (g)
Tipp Investments	Marketing	60,000	–	Refer to (g)
			$4,179,767
Others
Dalrada Financial Corp.	Investment	$(72,163)	$208,782

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(a)	Pass-through costs

Per the terms of management agreements between the Company and aircraft owners, certain aircraft expenses are the responsibility of the owners. However, the Company will pay for these costs on behalf of the owners and then invoice for the recovery of these amounts, which the Company refers to as “pass-through” costs. The Company has an aircraft management agreement for aircraft usage from Demeter Harvest Corp. (“Demeter”), an affiliated company owned by Sandra DiCicco, the majority owner of Tipp. As of March 31, 2025, the Company had pass-through amounts invoiced totaling $0 due from Demeter. As of December 31, 2022, the Company had a verbal agreement for repayment with Demeter. In October 2023, the Company entered into a note receivable arrangement with Demeter, see (j) and (m) below.

(b)	Maintenance revenue

The Company began performing in-house maintenance on aircrafts in 2022. In prior years, aircrafts were sent to third party mechanics for service.

(c)	Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. As of March 31, 2025, the Company doesn’t have an active management agreement with a related party.

(d)	Charter sales

For the three months ended March 31, 2025 and 2024, the Company had charter sales transactions with affiliates totaling $0 and $82,121, respectively, and had outstanding receivable balances totaling $70,790 as of March 31, 2025. These entities are either 100% or majority owned by Sandra DiCicco or controlled by a direct family member of Sandra DiCicco. The Company does not have stated payment terms as it applies to related party sales.

(e)	Debt

Afinida Inc. (“Afinida”) is a payroll processing company that is a subsidiary of Trucept, Inc.; Sandra DiCicco’s family member is the Chairman of the Board at Trucept, Inc. From the period July 1, 2019 through January 30, 2022, Afinida paid certain payroll costs (salaries and wages) for the Company. It was verbally agreed that the Company would pay Afinida for these amounts in the future, but formal terms were not documented until June 2022, when a formal Promissory Note was put in place. The Promissory Note converted outstanding payroll services invoices due to Afinida as of December 31, 2021 in the amount of $1,674,032 into a note, payable over 36 months with a simple interest of 5%, and with the first payment due on July 1, 2022. On March 19, 2025, the Company entered into an amended and restated note with Afinida for $501,483 which represented the amounts due to Afinida at December 31, 2023. Under the terms of the amended note, monthly principal and interest payments of $15,715 will commence on October 1, 2025 for period of 36 months. The amended note incurs an annual interest rate of 8%.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Innoworks Employment Services (“Innoworks”) is a professional employer organization (“PEO”) in which a family member of Sandra DiCicco exercises significant influence over the operations. From the period February 1, 2022 through December 31, 2023, Innoworks paid certain payroll costs (salaries and wages) for the Company. It was verbally agreed that the Company would pay Innoworks for these amounts in the future. As of December 31, 2023, no written agreement existed. However, in February 2024, a formal Promissory Note was put in place. The Promissory Note converted all outstanding payroll services invoice due to Innoworks as of December 31, 2023 in the amount of $2,756,327 into a note, payable over 96 months, with a simple interest of 5%, and with the first payment due on March 1, 2024.

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

Prime Capital HR (“Prime”), which has a family member of the Company employed at Prime, has an agreement with Tipp to collect funds for and disperse such funds on behalf of Tipp; as such, it is a related party. From the period January 1, 2021 through December 31, 2021, Prime provided $153,514 to Premier to help finance operations. As of December 31, 2021, Prime had advanced a total of $817,209 to Premier. It was verbally agreed that the Company would pay Prime for these amounts in the future, but formal terms were not documented until July 2022, when a formal Promissory Note was put in place. The Promissory Note in the amount of $817,209 represents the amount due to Prime as of December 31, 2021, payable over 42 months, with a simple interest of 5%, and with the first payment due on August 1, 2022. On March 19, 2025, the Company entered into an amended and rested note with Prime for $386,821 which represented the amounts due to Prime at December 31, 2023. Under the terms of the amended note, monthly principal and interest payments of $17,495 will commence on October 1, 2025 for period of 24 months. The amended note incurs an annual interest rate of 8%.

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of March 31, 2025, there have been no draws on the line of credit.

(f)	Leases

The Company leased aircraft owned by Demeter on an hourly basis; per the terms of the management agreement, the Company pays the aircraft owner a rate per hour that the plane is used in charter sales. See (m) below for exchange with Demeter.

(g)	Marketing and other

The Company paid Trucept, Inc. to perform marketing research, launch social media campaigns and improve website performance. Sandra DiCicco’s family member is the Chairman of the Board at Trucept, Inc.

From time to time the Company utilizes related entities to provide catering, repair work and placement agent services.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(h)	Not used

(i)	Advances from related party

During the three months ended March 31, 2025 and 2024, additional advances from Innoworks for payroll related items were $1,115,942 and $440,858, which $1,115,942 in advances is outstanding as of March 31, 2025. See (e) above for 2024 amounts converted into a promissory note.

(j)	Note from receivable from related party

On January 9, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2021 in the amount of $2,164,913 into a note receivable, payable over 46 months, with a simple interest of 5%, and with the first payment of $49,417 to be received on February 1, 2023. As of December 31, 2023, the remaining balance of the note receivable is $2,027,453. See (m) below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024.

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

On December 31, 2023, the Company paid for AvMax lease payments on behalf of Demeter totaling $108,628. This was recorded as a prepaid asset for the Company to offset future payments due to Demeter which was done as party of the Demeter exchange. See (m) below for exchange with Demeter.

(l)	Revenue from related parties

For the three months ended March 31, 2025 and 2024, the Company recorded revenue from related parties totaling $0 and $737,545, which consists of $0 and $82,121 for charter sales, $0 and $52,000 for management fee income, and $0 and $603,424 for maintenance revenue, respectively.

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

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Legal Proceedings

The Company is currently not a party to any legal proceedings, nor is the Company aware of any threatened or pending litigations. However, from time to time in the future, the Company could be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business, which may have a material adverse effect on the Company’s results of operations or financial position.

8.          Subsequent Events

The Company has evaluated events subsequent to March 31, 2025 to assess the need for potential recognition or disclosure. Such events were evaluated through May 15, 2025, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Altair Organization

Altair International Corp. (“Altair” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on December 12, 2012. The Company primarily operates through its wholly owned subsidiary, Premier Air Charter, Inc., a California corporation (“Premier”). Altair together with its subsidiary, is referred to in this Form 10-Q report (“Form 10-Q”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-Q to refer to the Company.

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

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Three months ended March 31,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$5,875,523	$5,887,540
Net (loss) gain	$(1,242,697)	$(221,085)
Loss per share -basic and diluted	$(0.00)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

Revenues

Revenues for the three months ended March 31, 2025 as compared to March 31, 2024 totaled $5,875,523 and $5,877,540, respectively. Although there was a minor change in overall revenue, the Company realized approximately $1,049,751 in Charter Revenue from aircraft added to the fleet. This gain was offset by the following:

•	a ($590,534) reduction in Maintenance Revenue realized from aircraft management contracts that have been converted to aircraft leases where the Company now has full right of aircraft use;
•	a $345,927 improvement in legacy aircraft Charter Revenue that was offset by ($680,603) in lost Charter Revenue due aircraft grounded for major maintenance; and
•	a ($112,525) reduction in Aircraft Management & Other Revenue

Cost of Sales

Cost of Sales for the three months ended March 31, 2025 as compared to March 31, 2024 totaled $5,728,935 and $5,016,634, respectively, and increase of $712,301. The increase in cost of revenues was primarily the result of approximately $460,000 in pre-charter revenue operating costs of acquired aircraft, and $280,000 in the cost of grounded aircraft while undergoing major maintenance.

Operating Expenses

Operating Expenses for the three months ended March 31, 2025 as compared to March 31, 2024 totaled $1,002,266 and $741,311, respectively, and increase of $260,955. This increase is primarily due to an $83,091increase in consulting fees incurred to support the Premier Air Charter merger, a $63,233 increase in salaries to support operations.

Loss from Operations

Loss from Operations for the three months ended March 31, 2025 was ($855,678) compared to income of $129,595 for the three months ended March 31, 2024. The loss from operations for the first three months ending March 31, 2025 is primarily due to the following:

•	Approximately $460,000 in pre-charter revenue operating costs of acquired aircraft, and $280,000 in the cost of grounded aircraft while undergoing major maintenance;
•	Aircraft maintenance costs of approximately $250,000 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $63,233 to support aircraft operations;
•	Increased consulting fee of $83,091 to support the Premier Air Charter merger.

Other Income (Expense)

Other Income (Expense) for the three months ended March 31, 2025 as compared to March 31, 2024 totaled ($367,927) and ($76,673), respectively, and increase of $291,254. This Other Expense increase is primarily attributable interest expense related to aircraft leases and additional debt.

Net Income (Loss)

Net Income (Loss) for the three months ended March 31, 2025 was ($1,223,605) compared to income of $52,922 for the three months ended March 31, 2024. The Net Loss for the first three months ending March 31, 2025 is primarily due to the following:

•	Approximately $460,000 in pre-charter revenue operating costs of acquired aircraft, and $280,000 in the cost of grounded aircraft while undergoing major maintenance;
•	Aircraft maintenance costs of approximately $250,000 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $63,233 to support aircraft operations;
•	Increased consulting fee of $83,091 to support the Premier Air Charter merger;
•	Increased interest expense of $286,850 incurred in financing aircraft.

Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$994,869	$358,438
Net cash used in investing activities	(971,607)	–
Net cash used financing activities	(101,900)	(162,593)
Net change in cash during the period, before effects of foreign currency	$(78,638)	$195,845

Cash flow from Operating Activities

During the three months ended March 31, 2025, the Company incurred a Net Loss of ($1,223,605) compared to Net Income of $52,922 for the three months ended March 31, 2024. This negative impact to cash was primarily offset by an increase of $1,221,750 in amounts due to related parties.

Cash flow from Investing Activities

During the three months ended March 31, 2025, the Company used $971,607 of cash investing in aircraft and supporting engine maintenance contracts.

Cash flow

During the three months ended March 31, 2025, the Company used $101,900 in cash to pay down aircraft financing lease obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At March 31, 2025, the Company had current assets of $844,776 and current liabilities of $7,507,891 compared with current assets of $997,117 and current liabilities of $5,358,619 at December 31, 2024. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft.

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

Premier Air Charter, Inc., incurred a net loss of $1,223,605 during the three months ended March 31, 2025, and a net loss of $2,191,235 during the twelve months ended December 31, 2024. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Refer to our Altair International Corp. unaudited financial statements for the quarter ended March 31, 2025 years for a discussion of critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party, and our property is not subject to, any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

On May 31, 2024, Demeter Harvest Corp. (“Demeter”) and Premier filed a Petition and Demand against Empyreal Jet, Inc. in the district court located in Harris County, Texas (Cause No. 2024-34231/Court: 281 claiming Breach of Contract, Promissory Estoppel, seeking damages of over $200,000 but no more than $1,000,000.

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

On December 17, 2024, the Company received a notice of investigation from the Federal Aviation Administration’s San Diego Flight Standards Office (“FSDO”). The investigation was the result of a safety complaint from a former employee. The investigation was a series of inquiries related to compliance with regulations related to corrective maintenance actions, to which the Company has responded to all requests. Premier has since implemented new policies and procedures to ensure such errors do not happen again. These new policies and procedures were provided to the FDSO in January 2025. The Company has been working with the FSDO and is still awaiting the results of the investigation, which may include penalties against the Company. At the time of this filing, such amounts, if any, are not estimable.

ITEM 1A.	RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier, Premier Air Charter Merger Sub, Inc. (“Merger Sub”) and TIPP Aviation, LLC, the sole shareholder of Premier (“TIPP”). Under the terms of the Merger Agreement, Altair exchanged 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub was merged into Premier (the “Merger”). On March 5, 2025, the Company, Premier, Merger Sub and TIPP entered into an Amended Merger Agreement amending various procedural items of the Merger Agreement (the “Amended Merger Agreement”). On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of the Company and the Company issuing TIPP 237,871,049 shares of common stock.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated, modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.2	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTAIR INTERNATIONAL CORP.

Dated: May 15, 2025
/s/ Sandra DiCicco Bonar Sandra DiCicco Bonar Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

