Form 10-Q
period 2025-06-30
Premier Air Charter Holdings Inc.
filed 2025-08-15
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

PREMIER AIR CHARTER HOLDINGS INC.

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

At August 13, 2025, there were 279,848,293 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets
Cash	$59,266	$225,228
Accounts receivable, net allowance of $72,405 and $72,405, respectively	262,249	121,833
Other receivables	218,374	461,933
Due from related parties, current portion	293,239	179,098
Prepaid expenses and other current assets	9,025	9,025
Total current assets	842,153	997,117
Property and equipment, net	7,626,832	6,444,402
Right of use assets - operating	4,995,976	5,426,543
Right of use assets - financing	11,679,946	12,003,034
Investment - related party	37,833	85,474
Maintenance reserves	3,468,423	2,795,488
Total assets	$28,651,163	$27,752,058

Liabilities and Stockholder’s Equity (Deficit)
Accounts payable and accrued expenses	$3,374,584	$2,261,700
Long-term debt, current portion	199,190	166,410
Deferred revenue	342,944	192,820
Due to related parties	2,594,639	31,144
Right of use liabilities - operating	1,292,602	1,287,785
Right of use liabilities - financing	1,091,916	1,091,916
Long-term debt, related parties, current portion	755,744	326,844
Total current liabilities	9,651,619	5,358,619
Right of use liabilities - operating, net of current portion	3,703,374	4,138,758
Right of use liabilities - financing, net of current portion	8,959,179	9,164,630
Long-term debt, net of current portion	3,604,777	3,669,352
Long-term debt, related parties, net of current portion	6,515,794	6,980,729
Total liabilities	32,434,743	29,312,088

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock: par value $0.001; 10,000 shares authorized; no shares issued and outstanding	–	–
Common stock: par value $0.001; 5,000,000,000 shares authorized; 279,848,293 and 237,871,049 issued and outstanding, respectively	279,848	237,871
Additional paid-in capital	40,000	40,000
Accumulated deficit	(4,103,428)	(1,837,901)
Stockholders’ deficit	(3,783,580)	(1,560,030)
Total liabilities and total stockholders’ equity (deficit)	$28,651,163	$27,752,058

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$7,427,321	$5,387,164	$13,302,844	$11,274,704
Cost of sales	7,205,857	4,848,182	12,934,792	9,864,816
Gross profit	221,464	538,982	368,052	1,409,888
Operating expenses
Payroll and related expenses	464,329	414,100	833,074	722,349
Selling, general and administrative	580,797	419,210	1,214,318	852,182
Total operating expenses	1,045,126	833,310	2,047,392	1,574,531

Income (loss) from operations	(823,662)	(294,238)	(1,679,340)	(164,643)
Other (income) expense, net
Interest expense	307,989	241,445	614,510	261,116
Other expenses	(131,706)	(38,144)	(70,300)	18,858
Total other (income) expense, net	176,283	203,301	544,210	279,974
Net loss	$(999,945)	$(497,539)	$(2,223,550)	$(444,617)

Net loss per basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	247,848,293	237,871,049	263,757,016	237,871,049

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Total Stockholder's Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2023	237,871,049	$237,871	$–	$1,246,731	$1,484,602
Net loss	–	–	–	52,922	52,922
Balance, March 31, 2024	237,871,049	$237,871	$–	$1,299,653	$1,537,524
Net liabilities assumed over assets forgiven with Demeter	–	–	–	(396,265)	(396,265)
Net loss	–	–	–	(497,539)	(497,539)
Balance, June 30, 2024	237,871,049	$237,871	$–	$405,849	$643,720

	Common Stock		Additional Paid-in	Retained	Total Stockholder's Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2024	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	41,977,244	41,977	–	(41,977)	–
Net loss	–	–	–	(1,223,605)	(1,223,605)
Balance, March 31, 2025	279,848,293	$279,848	$40,000	$(3,103,483)	$(2,783,635)
Net loss	–	–	–	(999,945)	(999,945)
Balance, June 30, 2025	279,848,293	$279,848	$40,000	$(4,103,428)	$(3,783,580)

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(2,223,550)	$(444,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	554,678	126,192
Impairment on investment in related party	47,641	42,737
Changes in operating assets and liabilities:
Accounts receivable	(140,416)	(6,039)
Other receivables	243,559	(167,029)
Due from/to related parties	2,461,529	921,165
Prepaid expenses and other current assets	–	114,895
Accounts payable and accrued expenses	1,112,884	607,793
Deferred revenue	150,124	(458,403)
Net cash provided by operating activities	2,206,449	736,694
Cash flows from investing activities
Acquisition of property and equipment	(1,414,020)	(285,387)
Purchase of engine reserves	(672,935)	(53,523)
Net cash used in investing activities	(2,086,955)	(338,910)
Cash flows from financing activities
Payments on financing lease obligations	(205,451)	(11,288)
Proceeds from long-term debt	107,000	120,000
Repayments of long-term debt	(138,795)	(14,802)
Repayments of long-term debt, related parties	(48,210)	(384,072)
Net cash used in financing activities	(285,456)	(290,162)
Net change in cash	(165,962)	107,622
Cash at beginning of period	225,228	129,871
Cash at end of the period	$59,266	$237,493

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$–	$249,495

Non-cash investing and financing activities
Items related to Demeter receivable exchange:
Notes receivable and advances	$–	$6,403,528
Increase of property and equipment	$–	$2,442,320
Increase in maintenance reserves	$–	$2,638,745
Assumed notes payable	$–	$1,050,259
Right of use assets - operating and financing leases	$–	$16,976,930
Right of use liabilities - operating and financing leases	$–	$15,000,473

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

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

On May 30, 2025, Altair International Corp. changed its name to Premier Air Charter Holdings Inc.

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

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the operations of Premier for all periods presented and the operations of Altair from March 11, 2025 to June 30, 2025. In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders have been reflected as being issued on March 11, 2025, the closing date of the acquisition. As of the date of this filing, there are 279,848,293 shares of Altair common stock issued and outstanding.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Six months ended June 30,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$13,302,844	$11,274,704
Net loss	$(2,242,642)	$(761,967)
Loss per share -basic and diluted	$(0.00)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. During the most recent calendar year and for the six months ended June 30, 2025, the Company has incurred a net loss.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses. As of June 30, 2025, the Company owes $7.5 million to related parties. Also, even though the Company secured additional financing on favorable terms in the form of a line of credit from a related party in August 2024, if the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with supplies, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from ongoing global issues. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

2.          Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2025, and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2024.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

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

Concentration of Credit Risk

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 7% and 13% of revenue for the six months ended June 30, 2025 and 2024, respectively. There were two customers that accounted for 85% and 89% of accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of June 30, 2025 and December 31, 2024, The Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation.

ALTAIR INTERNATIONAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenues

The Company’s disaggregated revenues comprised of the following for the six months ended June 30:

	June 30,	June 30,
	2025	2024

Charter sales	$13,098,902	$10,308,822
Management fees	25,500	77,500
Maintenance revenues	158,240	870,495
Other revenues	20,202	17,888
Total:	$13,302,844	$11,274,704

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the company and decides how to better allocate resources based on consolidated net loss that is reported on the Consolidated Statements of Operations. Our objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our operations segment are the same as those described in the summary of significant accounting policies herein.

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.          Financial Statement Elements

Property and Equipment

Property and equipment, net, as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30,	December 31,
	2025	2024

Aircraft and improvements	$7,962,375	$6,548,355
Equipment	121,437	121,437
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	8,110,936	6,696,916
Less accumulated depreciation	(484,104)	(252,514)
Total property and equipment	$7,626,832	$6,444,402

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

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

For the six months ended June 30, 2025 and 2024, the Company recorded total operating lease expense of approximately $431,000 and $150,000, respectively. As of June 30, 2025, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.5 years and 9.04%, respectively.

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from July 2024 to October 2028, contain original imputed interest rates ranging from 3.85% to 7.75%, and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the six months ended June 30, 2025, amortization expense of right of use assets – financing was approximately $162,000. For the six months ended June 30, 2025, interest expense associated with the right of use liabilities – financing was approximately $71,000. As of June 30, 2025, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 2.75 years and 6.5%, respectively.

5.          Long-Term Debt

On July 25, 2020, the Company received a loan in the amount of $92,300 from the U.S. Small Business Administration, authorized under Section 7(b) of the Small Business Act (SBA). Installment payments, including principal and interest of $451, are due monthly beginning twelve months from the loan effective date, with an interest rate of 3.75% per annum. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $0, and $2,813 respectively.

In June 2024, the Company received a loan of $120,000 from a third party to be used in operations. The monthly loan payments of $11,349 commence on July 25, 2024 and continue until June 25, 2025. The loan incurs interest at a rate of 24.00% per annum. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $0 and $63,546.49, respectively.

In April 2025, the Company received a loan of $107,000 from a third party to be used in operations. The monthly loan payments of $10,118 commenced on May 3, 2025 and will continue until May 3, 2026. The loan incurs interest at a rate of 24.00% per annum. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $82,561 and $0, respectively.

As part of the transfer from Demeter as noted in Note 6, the Company assumed a loan with a third party of $1,050,259. The loan incurs interest at 12.0% per annum and requires monthly payments of $20,154 and a balloon payment of $1,040,169 in July 2024. The loan was secured by the aircraft. In July 2024, the aircraft securing the loan was sold and a portion of the sales proceeds were used to satisfy the loan in full.

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $3,745,833 and $3,769,402, respectively.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.          Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of June 30, 2025 and for the six months ended June 30, 2025 and 2024:

For the Six Months Ended June 30, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter ended June 30, 2025	Outstanding Balance as of June 30, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$300	$21,374	Refer to (d)
Demeter N207JB	Charter Sales	13,089	4,125	Refer to (d)
Demeter N265AV	Charter Sales	–	20,750	Refer to (d)
Demeter N555DH	Charter Sales	–	3,493	Refer to (d)
Demeter N713FL	Charter Sales	(29,377)	2,000	Refer to (d)
Demeter N813MS	Charter Sales	–	39,067	Refer to (d)
Genefic, Inc.	Charter Sales	–	8,500	Refer to (d)
Tipp Investments	Charter Sales	–	27,704	Refer to (d)
			$127,014
Due to Related Parties
Afinida - Note	Promissory note payable	$–	$485,720	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	–	366,549	Refer to (e)
Innoworks - Note	Promissory note payable	–	6,419,269	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	2,565,646	–	Refer to (i)
Afinida - Marketing	Marketing	44,538	8,993	Refer to (g)
Tipp Investments	Marketing	80,000	20,000	Refer to (g)
			$7,300,532
Others
Dalrada Financial Corp.	Investment	$18,216	$37,833	Refer to Note 3

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months Ended June 30, 2024

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter ended June 30, 2024	Outstanding Balance as of June 30, 2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$501,592	$–	Refer to (a), (l)
	Maintenance revenue	691,907	–	Refer to (a), (b), (l)
	Management fees	46,750	–	Refer to (a), (c), (l)
Demeter Harvest	Rent	600	100	Refer to (c)
Demeter N555DH	Charter Sales	4,624	4,640	Refer to (d)
			$4,740
Due to Related Parties
Afinida - Note	Promissory note payable	$(259,555)	$663,599	Refer to (e)
Innoworks - Note - February 2024	Promissory note payable	(82,376)	2,673,952	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	(104,395)	481,973	Refer to (e)
Innoworks - Advances	Accounts payable – Aircraft Rental	469,913	–	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	1,794,224	1,586,535	Refer to (e)
			$5,406,059
Others
Dalrada Financial Corp.	Investment	$(42,737)	$238,208	Refer to Note 3

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(a)	Pass-through costs

Per the terms of management agreements between the Company and aircraft owners, certain aircraft expenses are the responsibility of the owners. However, the Company will pay for these costs on behalf of the owners and then invoice for the recovery of these amounts, which the Company refers to as “pass-through” costs. The Company has an aircraft management agreement for aircraft usage from Demeter Harvest Corp. (“Demeter”), an affiliated company owned by Sandra DiCicco, the majority owner of Tipp. As of June 30, 2025, the Company had pass-through amounts invoiced totaling $0 due from Demeter. As of December 31, 2022, the Company had a verbal agreement for repayment with Demeter. In October 2023, the Company entered into a note receivable arrangement with Demeter, see (j) and (m) below.

(b)	Maintenance revenue

The Company began performing in-house maintenance on aircrafts in 2022. In prior years, aircrafts were sent to third party mechanics for service.

(c)	Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. As of June 30, 2025, the Company doesn’t have an active management agreement with a related party.

(d)	Charter sales

For the six months ended June 30, 2025 and 2024, the Company had charter sales transactions with affiliates totaling $13,389 and $4,624, respectively, and had outstanding receivable balances totaling $127,014 as of June 30, 2025. These entities are either 100% or majority owned by Sandra DiCicco or controlled by a direct family member of Sandra DiCicco. The Company does not have stated payment terms as it applies to related party sales.

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

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

On March 19, 2025, the Company entered into an amended and restated note with Innoworks for $6,419,269 which represented the amounts due to Innoworks at December 31, 2024. Under the terms of the amended note, monthly principal and interest payments of $55,680 will commence on October 1, 2025 for period of 120 months. The amended note incurs an annual interest rate of 8%.

Prime Capital HR (“Prime”), which has a family member of the Company employed at Prime, has an agreement with Tipp to collect funds for and disperse such funds on behalf of Tipp; as such, it is a related party. From the period January 1, 2021 through December 31, 2021, Prime provided $153,514 to Premier to help finance operations. As of December 31, 2021, Prime had advanced a total of $817,209 to Premier. It was verbally agreed that the Company would pay Prime for these amounts in the future, but formal terms were not documented until July 2022, when a formal Promissory Note was put in place. The Promissory Note in the amount of $817,209 represents the amount due to Prime as of December 31, 2021, payable over 42 months, with a simple interest of 5%, and with the first payment due on August 1, 2022. On March 19, 2025, the Company entered into an amended and restated note with Prime for $386,821 which represented the amounts due to Prime at December 31, 2024. Under the terms of the amended note, monthly principal and interest payments of $17,495 will commence on October 1, 2025 for period of 24 months. The amended note incurs an annual interest rate of 8%.

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of June 30, 2025, there have been no draws on the line of credit.

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(h)	Not used

(i)	Advances from related party

During the six months ended June 30, 2025 and 2024, additional advances from Innoworks for payroll related items were $2,565,646 and $1,794,224, and had an outstanding balance of $0 as of June 30, 2025. See (e) above for 2024 amounts converted into a promissory note.

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

For the six months ended June 30, 2025 and 2024, the Company recorded revenue from related parties totaling $0 and $1,240,199, which consists of $0 and $501,592 for charter sales, $0 and $189,000 for management fee income, and $0 and $691,907 for maintenance revenue, respectively.

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

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

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

On March 11, 2025, a former employee filed a General Civil Complaint for Damages against Premier and Innoworks Employment Services, Inc. in the Superior Court of the State of California for the County of San Diego, Central Division claiming retaliation and wrongful employment termination seeking general and special damages each in the amount of $35,000 as well as punitive and exemplary damages, reasonable attorney fees, interest and such other relief. The Company believes the complaint is without merit and will vigorously defend. As of the date of these financial statements no amounts have been accrued in connection with this complaint.

8.          Subsequent Events

The Company has evaluated events subsequent to June 30, 2025 to assess the need for potential recognition or disclosure. Such events were evaluated through the date these financial statements were available to be issued.

Subsequent to June 30, 2025, related party notes payable and amounts due to Innoworks of $6,419,269 was converted into 100,000 shares of Series A Preferred Stock (“Series A”).

On August 5, 2025, the Company authorized the issuance of 100,000 shares of Series A. The Series A has a stated value of 64.19 per share and is convertible into common stock at $0.04 per share. The Series A holders vote on an as converted basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Altair Organization

Premier Air Charter Holdings Inc. (f/k/a Altair International Corp.) (“Premier Holdings” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on December 12, 2012. The Company primarily operates through its wholly owned subsidiary, Premier Air Charter, Inc., a California corporation (“Premier”). Altair together with its subsidiary, is referred to in this Form 10-Q report (“Form 10-Q”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-Q to refer to the Company.

On March 11, 2025, Premier Holdings acquired Premier. As a result of this acquisition, Premier Holdings’ business is comprised solely of the business of Premier. This Merger was accounted for as a reverse recapitalization. Under this method of accounting, Premier Holdings is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the financial statements of Premier as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024.

In addition, these financial statements capture the capital structure of Premier Holdings and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 279,848,293 shares of Altair common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Six months ended June 30,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$13,302,844	$11,274,704
Net income (loss)	$(2,242642)	$(761,967)
Loss per share - basic and diluted	$(0.01)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

Results of Operations

Results of operations for the three months ended June 30, 2025 and 2024

Revenues

Revenues for the three months ended June 30, 2025 as compared to June 30, 2024 totaled $7,427,321 and $5,387,164, respectively. The Company realized approximately $816,415 in Charter Revenue from aircraft added to the fleet during 2025. This gain was offset by the following:

•	a ($121,721) reduction in Maintenance Revenue realized from aircraft management contracts that have been converted to aircraft leases where the Company now has full right of aircraft use;
•	a $1,223,742 improvement in legacy aircraft Charter Revenue; and
•	a ($12,750) reduction in Aircraft Management & Other Revenue

Cost of Sales

Cost of Sales for the three months ended June 30, 2025 as compared to June 30, 2024 totaled $7,205,857 and $4,848,182, respectively, an increase of $2,357,675. The increase in cost of revenues was primarily the result of approximately $969,550 in pre-charter revenue operating costs of acquired aircraft, and $782,829 in the cost of fuel.

Operating Expenses

Operating Expenses for the three months ended June 30, 2025 as compared to June 30, 2024 totaled $1,045,126 and $833,220, respectively, an increase of $211,906. This increase is primarily due to an $72,067 increase in consulting fees incurred to support the Premier Air Charter merger, and a $139,839 increase in salaries to support operations.

Loss from Operations

Loss from Operations for the three months ended June 30, 2025 was ($823,662) compared to ($294,238) for the three months ended June 30, 2024. The loss from operations for the three months ending June 30, 2025 is primarily due to the following:

•	Approximately $970,000 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $100,000 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $139,839 to support aircraft operations;
•	Increased taxes of $66,456 to support the Premier Air Charter merger.

Other (Income) Expense

Other (Income) Expense for the three months ended June 30, 2025 as compared to June 30, 2024 totaled $176,283 and $203,301, respectively, a decrease of $27,018. This Other Expense decrease is primarily attributable interest expense related to aircraft leases and additional debt.

Net Loss

Net Loss for the three months ended June 30, 2025 was ($999,945) compared to ($497,539) for the three months ended June 30, 2024. The Net Loss for the three months ending June 30, 2025 is primarily due to the following:

•	Approximately $970,000 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $100,000 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $139,839 to support aircraft operations;
•	Increased Taxes of $66,456 to support the Premier Air Charter merger;
•	Increased interest expense of $142,815 incurred in financing aircraft.

Results of operations for the six months ended June 30, 2025 and 2024

Revenues

Revenues for the six months ended June 30, 2025 as compared to June 30, 2024 totaled $13,302,844 and $11,274,704, respectively. The Company realized approximately $1,260,493 in Charter Revenue from aircraft added to the fleet in 2025. This gain was offset by the following:

•	a ($712,254) reduction in Maintenance Revenue realized from aircraft management contracts that have been converted to aircraft leases where the Company now has full right of aircraft use;
•	a $767,647 improvement in legacy aircraft Charter Revenue; and
•	a ($52,000) reduction in Aircraft Management & Other Revenue

Cost of Sales

Cost of Sales for the six months ended June 30, 2025 as compared to June 30, 2024 totaled $12,934,792 and $9,864,816, respectively, and increase of $3,069,976. The increase in cost of revenues was primarily the result of approximately $2,058,456 in pre-charter revenue operating costs of acquired aircraft and approximately $926,551 in flight expenses.

Operating Expenses

Operating Expenses for the six months ended June 30, 2025 as compared to June 30, 2024 totaled $2,047,392 and $1,574,531, respectively, an increase of $472,861. This increase is primarily due to an $35,400 increase in consulting fees, $94,882 in professional fees, and $35,985 in marketing incurred to support the Premier Air Charter merger, and a $110,725 increase in salaries to support operations.

Loss from Operations

Loss from Operations for the six months ended June 30, 2025 was ($1,679,340) compared to ($164,643) for the six months ended June 30, 2024. The loss from operations for the first six months ending June 30, 2025 is primarily due to the following:

•	Approximately $2,100,000 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $160,000 that are no longer passed on to customers through aircraft management contracts;
•	Increased salaries and wages of $110,725 to support aircraft operations;
•	Increased SG&A fee of $239,417 to support the Premier Air Charter merger.

Other (Income) Expense

Other (Income) Expense for the six months ended June 30, 2025 as compared to June 30, 2024 totaled $544,210 and $279,974, respectively, and increase of $264,236. This Other Expense increase is primarily attributable interest expense related to aircraft leases and additional debt.

Net Loss

Net Loss for the six months ended June 30, 2025 was ($2,223,550) compared to ($444,617) for the six months ended June 30, 2024. The Net Loss for the six months ended June 30, 2025 is primarily due to the following:

•	Approximately $2,100,000 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $160,000 that are no longer passed on to customers through aircraft management contracts;
•	Increased salaries and wages of $110,725to support aircraft operations;
•	Increased SG&A fee of $239,417 to support the Premier Air Charter merger;
•	Increased interest expense of $500,535 incurred in financing aircraft.

Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$2,206,449	$736,694
Net cash used in investing activities	(2,086,955)	(338,910)
Net cash used financing activities	(285,456)	(290,162)
Net change in cash during the period	$(165,962)	$107,622

Cash flow from Operating Activities

During the six months ended June 30, 2025, the Company incurred a Net Loss of ($2,223,550) compared to ($444,617) for the first six months ending June 30, 2024. This negative impact to cash was primarily offset by an increase of $1,398,010 in amounts due to related parties.

Cash flow from Investing Activities

During the six months ended June 30, 2025, the Company used $2,086,955 of cash investing in aircraft and supporting engine maintenance contracts, compared to cash used of $338,910 for the six months ended June 30, 2024.

Cash flow from Financing Activities

During the six months ended June 30, 2025, the Company used $285,456 in cash to pay down long-term debt and aircraft financing lease obligations, compared to cash used of $290,162 for the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At June 30, 2025, the Company had current assets of $842,153 and current liabilities of $9,651,619 compared with current assets of $997,117 and current liabilities of $5,358,619 at December 31, 2024. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft.

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

Premier Air Charter, Inc., incurred net losses of $2,223,550 and $444,617 during the six months ended June 30, 2025 and 2024, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Refer to our Altair International Corp. unaudited financial statements for the quarter ended March 31, 2025 for a discussion of critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2025, the Company entered into a Conversion Agreement (the “Agreement”) with Innoworks Employment Services, Inc. (the “Holder”). Pursuant to the Agreement, the Company exchanged an aggregate principal amount of $6,419,269.43 in debt (the “Debt”), including accrued interest thereon, owed by the Company’s wholly-owned subsidiary, Premier Air Charter, Inc., to the Holder, for 100,000 shares of the Company’s Series A Preferred Stock (the “Settlement Shares”).

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated, modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.6	Certificate of Designation of Series A Preferred Stock of Premier Air Charter Holdings Inc. dated August 6, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025

4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.2	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.4	Conversion Agreement, dated as of August 5, 2025, by and between Premier Air Charter Holdings Inc. and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

16.1	Letter from Macias Gino & O’Connell LLC	Incorporated by reference to Exhibit 16.1 filed on Form 8-K with the Securities and Exchange Commission on June 27, 2025

19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER AIR CHARTER HOLDINGS INC.

Dated: August 14, 2025
/s/ Sandra DiCicco Bonar Sandra DiCicco Bonar Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

