Form 10-Q
period 2025-09-30
Premier Air Charter Holdings Inc.
filed 2025-11-14
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 14, 2025, there were 280,848,293 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•	cessation of related party financial support;
•	inability to secure third-party debt or equity financing on acceptable terms or at all;
•	Aircraft downtime, maintenance delays, or loss of key charter contracts;
•	Adverse regulatory changes in FAA oversight or private aviation;
•	Default under aircraft leases or financing agreements
•	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•	our results of operations and financial condition;
•	costs related to being a public company;
•	limited liquidity and trading of our securities;
•	that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
•	the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza and other global political and economic issues;
•	a changing regulatory landscape in the highly competitive aviation industry;
•	risks associated with the overall economy, including recent and expected future increases in interest rates and the potential for recession; and
•	other risks and uncertainties set forth in our filings entitled “Risk Factors” including in our Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward- looking. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, except as required by law. Investors should not place undue reliance on these statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets
Cash	$64,158	$225,228
Accounts receivable, net allowance of $72,405 and $72,405, respectively	385,399	121,833
Other receivables	263,344	461,933
Due from related parties, current portion	88,534	179,098
Prepaid expenses and other current assets	9,025	9,025
Total current assets	810,460	997,117
Property and equipment, net	8,090,317	6,444,402
Right of use assets - operating	4,768,007	5,426,543
Right of use assets - financing	11,518,402	12,003,034
Investment - related party	46,240	85,474
Maintenance reserves	3,865,059	2,795,488
Total assets	$29,098,485	$27,752,058

Liabilities and Stockholder's Equity (Deficit)
Accounts payable and accrued expenses	$3,576,181	$2,261,700
Deferred revenue	250,368	192,820
Due to related parties	1,513,215	31,144
Right of use liabilities - operating	1,295,049	1,287,785
Right of use liabilities - financing	1,091,916	1,091,916
Long-term debt, current portion	4,753,694	166,410
Long-term debt, related parties, current portion	575,560	326,844
Total current liabilities	13,055,983	5,358,619
Right of use liabilities - operating, net of current portion	3,472,958	4,138,758
Right of use liabilities - financing, net of current portion	8,853,858	9,164,630
Long-term debt, net of current portion	–	3,669,352
Long-term debt, related parties, net of current portion	2,842,355	6,980,729
Total liabilities	28,225,154	29,312,088

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficit)
Series A Preferred stock: par value $0.001; 100,000 shares authorized; 100,000 issued and outstanding at September 30, 2025	6,419,269	–
Common stock: par value $0.001; 5,000,000,000 shares authorized; 280,848,293 and 237,871,049 issued and outstanding, respectively	280,848	237,871
Additional paid-in capital	81,500	40,000
Accumulated deficit	(5,908,286)	(1,837,901)
Stockholders' equity (deficit)	873,331	(1,560,030)
Total liabilities and total stockholders' equity (deficit)	$29,098,485	$27,752,058

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,073,341	$4,021,355	$20,376,185	$15,296,059
Cost of sales	7,522,487	4,174,136	20,457,279	14,038,952
Gross profit (loss)	(449,146)	(152,781)	(81,094)	1,257,107
Operating expenses
Payroll and related expenses	416,204	246,454	1,249,278	968,803
Selling, general and administrative	620,733	525,527	1,835,051	1,377,709
Total operating expenses	1,036,937	771,981	3,084,329	2,346,512
Income (loss) from operations	(1,486,083)	(924,762)	(3,165,423)	(1,089,405)
Other (income) expense, net
Interest expense	334,033	235,432	948,543	496,548
Other	(15,258)	24,041	(85,558)	42,899
Other expense (income), net	318,775	259,473	862,985	539,447
Net income (loss)	$(1,804,858)	$(1,184,235)	$(4,028,408)	$(1,628,852)

Net loss per basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	280,826,554	237,871,049	261,339,238	237,871,049

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	237,871,049	$237,871	$–	$1,246,731	$1,484,602
Net income	–	–	–	52,922	52,922
Balance, March 31, 2024	237,871,049	$237,871	$–	$1,299,653	$1,537,524
Net liabilities assumed over assets forgiven with Demeter	–	–	–	(893,397)	(893,397)
Net loss	–	–	–	(497,539)	(497,539)
Balance, June 30, 2024	237,871,049	$237,871	$–	$(91,283)	$146,588
Net loss	–	–	–	(1,184,235)	(1,184,235)
Balance, September 30, 2024	237,871,049	$237,871	$–	$(1,275,518)	$(1,037,647)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	–	$–	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	–	–	41,977,244	41,977	–	(41,977)	–
Net loss	–	–	–	–	–	(1,223,605)	(1,223,605)
Balance, March 31, 2025	–	–	279,848,293	279,848	40,000	(3,103,483)	(2,783,635)
Net loss						(999,945)	(999,945)
Balance, June 30, 2025	–	–	279,848,293	279,848	40,000	(4,103,428)	(3,783,580)
Issuance of Series A Preferred shares	100,000	6,419,269	–	–	–	–	6,419,269
Issuance of common stock for services	–	–	1,000,000	1,000	41,500	–	42,500
Net loss	–	–	–	–	–	(1,804,858)	(1,804,858)
Balance, September 30, 2025	100,000	$6,419,269	280,848,293	$280,848	$81,500	$(5,908,286)	$873,331

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(4,028,408)	$(1,628,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	882,395	424,840
Impairment on investment in related party	39,234	72,163
Stock based compensation	42,500	–
Changes in operating assets and liabilities:
Accounts receivable	(263,566)	237,645
Other receivables	198,589	(362,107)
Due from/to related parties	1,572,635	2,085,778
Prepaid expenses and other current assets	–	114,895
Accounts payable and accrued expenses	1,976,969	1,466,877
Deferred revenue	57,548	(250,896)
Net cash provided by operating activities	477,896	2,160,343
Cash flows from investing activities
Acquisition of property and equipment	(2,043,678)	(1,131,411)
Proceeds from sale of property and equipment and engine reserves	–	1,600,000
Purchase of engine reserves	(1,069,571)	(755,730)
Net cash used in investing activities	(3,113,249)	(287,141)
Cash flows from financing activities
Capital contributions	–	40,000
Payments on financing lease obligations	(310,772)	(119,029)
Proceeds from long-term debt	589,500	120,000
Repayments of long-term debt	(334,056)	(1,115,178)
Proceeds from long-term debt, related parties	2,565,644	120,000
Repayments of long-term debt, related parties	(36,033)	(668,437)
Net cash provided by (used in) financing activities	2,474,283	(1,622,644)
Net change in cash	(161,070)	250,558
Cash at beginning of period	225,228	129,871
Cash at end of the period	$64,158	$380,429

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Related party advances converted into note payable - related party	$–	$1,629,954
Related party notes converted into preferred stock	$6,419,269	$–
Purchase of property and equipment with a note payable	$–	$3,800,000
Items related to Demeter receivable exchange:
Notes receivable and advances	$–	$6,403,528
Increase of property and equipment	$–	$2,320,690
Increase in maintenance reserves	$–	$2,325,946
Assumed notes payable	$–	$1,050,259
Right of use assets - operating and financing leases	$–	$16,992,731
Right of use liabilities - operating and financing lease	$–	$15,078,977

Cash paid during the year for:
Income taxes	$–	$–
Interest	$948,543	$249,495

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

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the operations of Premier for all periods presented and the operations of Altair from March 11, 2025 to September 30, 2025. In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders have been reflected as being issued on March 11, 2025, the closing date of the acquisition. As of the date of this filing, there are 280,848,293 shares of Altair common stock issued and outstanding.

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Nine months ended September 30,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$20,376,185	$15,296,059
Net loss	$(4,047,500)	$(1,985,350)
Loss per share -basic and diluted	$(0.02)	$(0.01)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. During the most recent calendar year and for the nine months ended September 30, 2025, the Company has incurred a net loss.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses. As of September 30, 2025, the Company owes $4.9 million to related parties. Also, even though the Company secured additional financing on favorable terms in the form of a line of credit from a related party in August 2024, if the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with supplies, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from ongoing global issues. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

2.          Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2025, and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2024.

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

Concentration of Credit Risk

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 8% and 9% of revenue for the nine months ended September 30, 2025 and 2024, respectively. There were two customers that accounted for 82% and 89% of accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of September 30, 2025 and December 31, 2024, The Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation.

Revenues

The Company’s disaggregated revenues comprised of the following for the nine months ended September 30:

	September 30,	September 30,
	2025	2024

Charter sales	$20,072,063	$14,251,602
Management fees	38,250	90,250
Maintenance revenues	239,582	929,394
Other revenues	36,290	24,813
Total:	$20,376,185	$15,296,059

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

3.          Financial Statement Elements

Property and Equipment

Property and equipment, net, as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30,	December 31,
	2025	2024

Aircraft and improvements	$8,586,598	$6,548,355
Equipment	126,872	121,437
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	8,740,594	6,696,916
Less accumulated depreciation	(650,277)	(252,514)
Total property and equipment	$8,090,317	$6,444,402

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

For the nine months ended September 30, 2025 and 2024, the Company recorded total operating lease expense of approximately $1.0 million and $405,000, respectively. As of September 30, 2025, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.25 years and 9.04%, respectively.

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from July 2024 to October 2028, contain original imputed interest rates ranging from 3.85% to 7.75%, and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the nine months ended September 30, 2025, amortization expense of right of use assets – financing was approximately $485,000. For the nine months ended September 30, 2025, interest expense associated with the right of use liabilities – financing was approximately $178,000. As of September 30, 2025, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 2.5 years and 6.5%, respectively.

5.          Long-Term Debt

On July 25, 2020, the Company received a loan in the amount of $92,300 from the U.S. Small Business Administration, authorized under Section 7(b) of the Small Business Act (SBA). Installment payments, including principal and interest of $451, are due monthly beginning twelve months from the loan effective date, with an interest rate of 3.75% per annum. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0, and $2,813 respectively.

In June 2024, the Company received a loan of $120,000 from a third party to be used in operations. The monthly loan payments of $11,349 commence on July 25, 2024 and continue until June 25, 2025. The loan incurs interest at a rate of 24.00% per annum. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0 and $63,546, respectively.

In April 2025, the Company received a loan of $107,000 from a third party to be used in operations. The monthly loan payments of $10,118 commenced on May 3, 2025 and will continue until May 3, 2026. The loan incurs interest at a rate of 24.00% per annum. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $56,680 and $0, respectively.

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

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $3,696,006 and $3,769,402, respectively.

In September 2025, the Company received a loan of $482,500 from a third party to be used in operations. The loan requires weekly payments of $15,796 commencing in September 2025 and will continue until paid off which is expected to be in July 2026. The loan incurs an effective interest rate of 90.67% per annum. The loan is guaranteed by the primary shareholder of the Company. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $459,963 and $0, respectively.

In September 2025, the Company converted amounts due of $662,488 to a lessor previously recorded as accounts payable to a loan payable. The loan requires weekly payments of $42,638 commencing in September 2025 and will continue until paid off which is expected to be in December 2025. The loan incurs an effective interest rate of 18.00% per annum. Under a default, the lessor has the right to terminate the leasing arrangements. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $541,045 and $0, respectively.

6.          Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of September 30, 2025 and for the nine months ended September 30, 2025 and 2024:

For the Nine Months Ended September 30, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the nine months ended September 30, 2025	Outstanding Balance as of September 30, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$16,230	$100	Refer to (d), (l)
Demeter N207JB	Charter Sales	13,089	(24,600)	Refer to (d), (l)
Demeter N265AV	Charter Sales	–	20,750	Refer to (d), (l)
Demeter N555DH	Charter Sales	–	3,493	Refer to (d), (l)
Demeter N713FL	Charter Sales	–	2,000	Refer to (d), (l)
Demeter N813MS	Charter Sales	–	39,067	Refer to (d), (l)
Genefic	Charter Sales	8,500	–	Refer to (d), (l)
Tipp Investments	Charter Sales	182,335	47,724	Refer to (d), (l)
			$88,534
Due to Related Parties
Afinida - Note	Promissory note payable	–	$485,720	Refer to (e)
Afinida - Marketing	Marketing	$50,762	$8,300	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	–	366,549	Refer to (e)
Innoworks - 6/30/25 loan	Promissory note payable	–	2,565,646	Refer to (e)
CSL Staffing	SG&A Professional Fees	29,298	20,250	Refer to (g)
Innoworks	Payroll Advances Accounts Payable	3,990,311	1,424,665	Refer to (e), (i)
Tipp Investments	Marketing	140,000	60,000	Refer to (g)
			$4,931,130
Others
Dalrada Financial Corp.	Investment	$8,407	$46,240	Refer to Note 3

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months Ended September 30, 2024

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter Ended September 30, 2024	Outstanding Balance as of 09/30/2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$501,592	$–	Refer to (a), (l)
Demeter	Maintenance revenue	691,907	–	Refer to (b), (l)
Demeter	Management fees	46,750	–	Refer to (c), (l)
Demeter 2N07JB	Charter Sales	35,434	35,434	Refer to (d)
Demeter N614AF	Charter Sales	39,067	39,067	Refer to (d)
Demeter N6713FL	Charter Sales	29,377	29,377	Refer to (d)
Tipp Investments	Charter Sales	53,280	53,280	Refer to (d)
Dalrada Health	Charter Sales	5,000	5,000	Refer to (d)
Dalrada Energy Services	Charter Sales	(3,690)	(3,690)	Refer to (d)
			$158,468
Due to Related Parties
Afinida - Note	Promissory note payable	$(408,797)	$548,032	Refer to (e)
Innoworks - Note	Promissory note payable	(159,909)	2,596,419	Refer to (e)
Innoworks - Note 08/01/2024	Promissory note payable	–	1,629,954	Refer to (e)
Prime Capital Inc - Note	Promissory note payable	(162,526)	439,323	Refer to (e)
Innoworks - Advances	Accounts payable - Payroll	2,706,372	1,076,418	Refer to (e)
Afinida - Marketing	Marketing	2,275	2,275	Refer to (e)
Gourdie Consulting Group	Marketing	5,000	5,000	Refer to (e)
			$6,297,421
Others
Dalrada Financial Corp.	Investment	$(72,163)	$208,782	Refer to Note 3

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(a)	Pass-through costs

Per the terms of management agreements between the Company and aircraft owners, certain aircraft expenses are the responsibility of the owners. However, the Company will pay for these costs on behalf of the owners and then invoice for the recovery of these amounts, which the Company refers to as “pass-through” costs. The Company has an aircraft management agreement for aircraft usage from Demeter Harvest Corp. (“Demeter”), an affiliated company owned by Sandra DiCicco, the majority owner of Tipp. As of September 30, 2025, the Company had pass-through amounts invoiced totaling $0 due from Demeter. As of December 31, 2022, the Company had a verbal agreement for repayment with Demeter. In October 2023, the Company entered into a note receivable arrangement with Demeter, see (j) and (m) below.

(b)	Maintenance revenue

The Company began performing in-house maintenance on aircrafts in 2022. In prior years, aircrafts were sent to third party mechanics for service.

(c)	Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. As of September 30, 2025, the Company doesn’t have an active management agreement with a related party.

(d)	Charter sales

For the nine months ended September 30, 2025 and 2024, the Company had charter sales transactions with affiliates totaling $230,977 and $158,468, respectively, and had outstanding receivable balances totaling $88,534 as of September 30, 2025. These entities are either 100% or majority owned by Sandra DiCicco or controlled by a direct family member of Sandra DiCicco. The Company does not have stated payment terms as it applies to related party sales.

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

On August 5, 2025, related party notes payable and amounts due to Innoworks of $6,419,269 was converted into 100,000 shares of Series A Preferred Stock (“Series A”). The note is convertible in to shares of common stock at $0.04 per share which represented the fair market value of the common stock on that date.

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

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of September 30, 2025, there have been no draws on the line of credit.

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

From time to time the Company utilizes related entities to provide catering, repair work and placement agent services.

(h)	Not used

(i)	Advances from related party

During the nine months ended September 30, 2025 and 2024, additional advances from Innoworks for payroll related items were $3,990,311 and $2,706,372, and had an outstanding balance of $1,424,665 as of September 30, 2025. See (e) above for 2024 amounts converted into a promissory note.

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

For the nine months ended September 30, 2025 and 2024, the Company recorded revenue from related parties totaling $220,154 and $897,125, which consists of $220,154 and $158,468 for charter sales, $0 and $46,750 for management fee income, and $0 and $691,907 for maintenance revenue, respectively.

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

8.          Stockholders’ Equity

On August 5, 2025, the Company authorized the issuance of 100,000 shares of Series A. The Series A has a stated value of $64.19 per share and is convertible into common stock at $0.04 per share. The Series A holders vote on an as converted basis. On October 21, 2025, the Company filed an amended Certificate of Designation with the Nevada Secretary of State to amend the conversion price of the Series A Preferred Stock from $0.04 per share to $0.25 per share.

During the nine months ended September 30, 2025, the Company issued 1.0 million shares of common stock for legal and business advisory services. The shares vested upon issuance which the fair market value of $42,500 was based upon the closing market price of the Company’s common stock. During the nine months ended September 30, 2025, the entire value of $42,500 was recorded within selling, general and administrative expenses.

9.          Subsequent Events

The Company has evaluated events subsequent to September 30, 2025 to assess the need for potential recognition or disclosure. Such events were evaluated through the date these financial statements were available to be issued.

See Note 8 for discussion of a subsequent event.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Altair Organization

Premier Air Charter Holdings Inc. (f/k/a Altair International Corp.) (“Premier Holdings” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on December 12, 2012. The Company primarily operates through its wholly owned subsidiary, Premier Air Charter, Inc., a California corporation (“Premier”). Premier Holdings together with its subsidiary, is referred to in this Form 10-Q report (“Form 10-Q”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-Q to refer to the Company.

On March 11, 2025, Premier Holdings acquired Premier. As a result of this acquisition, Premier Holdings’ business is comprised solely of the business of Premier. This Merger was accounted for as a reverse recapitalization. Under this method of accounting, Premier Holdings is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the financial statements of Premier as of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and 2024.

In addition, these financial statements capture the capital structure of Premier Holdings and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 280,848,293 shares of Altair common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Altair and Premier had the acquisition taken place on January 1, 2024 are as follows:

Nine months ended September 30,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$20,376,185	$15,296,059
Net income (loss)	$(4,047,500)	$(1,985,530)
Loss per share - basic and diluted	$(0.02)	$(0.01)

At December 31, 2024, there were no significant assets or liabilities of Altair, accordingly, a proforma balance sheet is not presented.

Results of Operations

Results of operations for the three months ended September 30, 2025 and 2024

Revenues

Revenues for the three months ended September 30, 2025 as compared to September 30, 2024 totaled $7,073,341 and $4,021,355, respectively. The Company realized approximately $3,051,986 in Charter Revenue from aircraft added to the fleet during 2025. This gain was offset by the following:

•	a $11,481 increase in Maintenance Revenue realized from aircraft management contracts that have been converted to aircraft leases where the Company now has full right of aircraft use;
•	a $3,026,647 improvement in legacy aircraft Charter Revenue and additional aircraft added Charter Revenue; and
•	a $9,162 increase in Aircraft Management & Other Revenue

Cost of Sales

Cost of Sales for the three months ended September 30, 2025 as compared to September 30, 2024 totaled $7,522,487 and $4,174,136, respectively, an increase of $3,348,351. The increase in cost of revenues was primarily the result of approximately $2,361,219 in pre-charter revenue operating costs of acquired aircraft, and $987,132 in the cost of fuel.

Operating Expenses

Operating Expenses for the three months ended September 30, 2025 as compared to September 30, 2024 totaled $1,036,937 and $771,981, respectively, an increase of $264,956. This increase is primarily due to an $97,135 increase in selling, general and administrative fees incurred to support the Premier Air Charter merger, and a $169,751 increase in salaries to support operations.

Loss from Operations

Loss from Operations for the three months ended September 30, 2025 was ($1,486,083) compared to ($924,762) for the three months ended September 30, 2024. The loss from operations for the three months ending September 30, 2025 is primarily due to the following:

•	Approximately $2,361,219 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $232,875 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $358,174 to support aircraft operations;

Other (Income) Expense

Other (Income) Expense for the three months ended September 30, 2025 as compared to September 30, 2024 totaled $318,775 and $259,473, respectively, a increase of $59,302. This Other Expense decrease is primarily attributable interest expense related to aircraft leases and additional debt.

Net Loss

Net Loss for the three months ended September 30, 2025 was ($1,804,858) compared to ($1,184,235) for the three months ended September 30, 2024. The Net Loss for the three months ending September 30, 2025 is primarily due to the following:

•	Approximately $2,361,219 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $232,875 that are no longer passed on to customers through aircraft management contracts;
•	Increase salaries and wages of $358,174 to support aircraft operations;

•	Increased interest expense of $15,994 incurred in financing aircraft.

Results of operations for the nine months ended September 30, 2025 and 2024

Revenues

Revenues for the nine months ended September 30, 2025 as compared to September 30, 2024 totaled $20,376,185 and $15,296,059, respectively. The Company realized approximately $5,080,126 in Charter Revenue from aircraft added to the fleet in 2025. This gain was offset by the following:

•	a ($699,812) reduction in Maintenance Revenue realized from aircraft management contracts that have been converted to aircraft leases where the Company now has full right of aircraft use;
•	a $5,802,309 improvement in legacy aircraft Charter Revenue and additional aircraft added charter revenue; and
•	a ($52,000) reduction in Aircraft Management & Other Revenue

Cost of Sales

Cost of Sales for the nine months ended September 30, 2025 as compared to September 30, 2024 totaled $20,457,279 and $14,038,952, respectively, and increase of $6,418,327. The increase in cost of revenues was primarily the result of approximately $4,783,748 in pre-charter revenue operating costs of acquired aircraft and approximately $1,634,579 in flight expenses.

Operating Expenses

Operating Expenses for the nine months ended September 30, 2025 as compared to September 30, 2024 totaled $3,084,329 and $2,346,512, respectively, an increase of $737,817. This increase is primarily due to an $54,321 increase in consulting fees, $118,755 in professional fees, and $50,477 in marketing incurred to support the Premier Air Charter merger, and $30,602 in postage and shipping, and a $280,476 increase in salaries to support operations.

Loss from Operations

Loss from Operations for the nine months ended September 30, 2025 was ($3,165,423) compared to ($1,089,405) for the nine months ended September 30, 2024. The loss from operations for the first nine months ending September 30, 2025 is primarily due to the following:

•	Approximately $2,361,219 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $2,676,263 that are no longer passed on to customers through aircraft management contracts;
•	Increased salaries and wages of $280,476 to support aircraft operations;
•	Increased SG&A fee of $365,725 to support the Premier Air Charter merger.

Other (Income) Expense

Other (Income) Expense for the nine months ended September 30, 2025 as compared to September 30, 2024 totaled $862,985 and $539,447, respectively, and increase of $323538. This Other Expense increase is primarily attributable interest expense related to aircraft leases and additional debt.

Net Loss

Net Loss for the nine months ended September 30, 2025 was ($4,028,408) compared to ($1,628,852) for the nine months ended September 30, 2024. The Net Loss for the nine months ended September 30, 2025 is primarily due to the following:

•	Approximately $2,361,219 in pre-charter revenue operating costs of acquired aircraft;
•	Aircraft maintenance costs of approximately $2,676,263 that are no longer passed on to customers through aircraft management contracts;
•	Increased salaries and wages of $933,411 to support aircraft operations;
•	Increased SG&A fee of $365,725 to support the Premier Air Charter merger;
•	Increased interest expense of $516,530 incurred in financing aircraft.

Cash Flows

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$477,896	$2,160,343
Net cash used in investing activities	(3,113,249)	(287,141)
Net cash used financing activities	2,474,283	(1,622,644)
Net change in cash during the period	$(161,070)	$250,558

Cash flow from Operating Activities

During the nine months ended September 30, 2025, the Company incurred a Net Loss of ($4,028,408) compared to ($1,628,852) for the first nine months ending September 30, 2024. This negative impact to cash was primarily offset by an increase of $1,572,635 in amounts due to related parties.

Cash flow from Investing Activities

During the nine months ended September 30, 2025, the Company used $3,113,249 of cash investing in aircraft and supporting engine maintenance contracts, compared to cash used of $287,141 for the nine months ended September 30, 2024.

Cash flow from Financing Activities

During the nine months ended September 30, 2025, the Company used $680,861 in cash to pay down long-term debt and aircraft financing lease obligations offset by additional borrowing of $3,155,144, compared to cash used of $1,622,644 for the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At September 30, 2025, the Company had current assets of $810,460 and current liabilities of $13,055,983 compared with current assets of $997,117 and current liabilities of $5,358,619 at December 31, 2024. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft.

Future Financings

We will continue to rely on related parties, equity sales of our common shares or debt financing arrangements in order to continue to fund our business operations of which there is no guarantee. The Company currently relies on advances from related parties to fund operations. As of September 30, 2025, related party payables totaled $4.9 million, with no formal repayment terms for $1.42 million in payroll advances. The $3.0 million line of credit with Tipp Investments, LLC (12% interest, matures December 31, 2025) remains undrawn but is the Company’s only committed financing source. If related party support ceases, the Company would need to significantly reduce expenses to continue operations.

Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities or if we do close such financing that they will be on acceptable terms.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business.

Premier Air Charter, Inc., incurred net losses of $4,028,408 and $1,628,852 during the nine months ended September 30, 2025 and 2024, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2025, the Company entered into a Conversion Agreement (the “Agreement”) with Innoworks Employment Services, Inc. (the “Holder”). Pursuant to the Agreement, the Company exchanged an aggregate principal amount of $6,419,269 in debt (the “Debt”), including accrued interest thereon, owed by the Company’s wholly-owned subsidiary, Premier Air Charter, Inc., to the Holder, for 100,000 shares of the Company’s Series A Preferred Stock (the “Settlement Shares”).

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated, modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.6	Certificate of Designation of Series A Preferred Stock of Premier Air Charter Holdings Inc. dated August 6, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025

3.7	Amended Certificate of Designation of Series A Preferred Stock filed October 21, 2025	Incorporated by reference to Exhibit 3.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025

4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.2	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

10.4	Conversion Agreement, dated as of August 5, 2025, by and between Premier Air Charter Holdings Inc. and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025

10.5	Letter Agreement, dated October 21, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

16.1	Letter from Macias Gino & O’Connell LLC	Incorporated by reference to Exhibit 16.1 filed on Form 8-K with the Securities and Exchange Commission on June 27, 2025

19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER AIR CHARTER HOLDINGS INC.

Dated: November 14, 2025
/s/ Sandra DiCicco Bonar Sandra DiCicco Bonar Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

