Form 10-K
period 2025-12-31
Premier Air Charter Holdings Inc.
filed 2026-04-15
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-56312

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

The aggregate market value of the 39,900,576 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.040 on June 30, 2025, at which the common equity was last sold in its most recently completed second fiscal quarter was $1,556,023.

At March 31, 2026, there were 280,848,293 shares of common stock outstanding.

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

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•	our results of operations and financial condition;
•	costs related to being a public company;
•	limited liquidity and trading of our securities;
•	that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
•	the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, the conflict in Iran and other global political and economic issues;
•	a changing regulatory landscape in the highly competitive aviation industry;
•	risks associated with the overall economy, including recent and expected future increases in interest rates and the potential for recession; and
•	other risks and uncertainties set forth under the section of this Report entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward- looking

ITEM 1.      BUSINESS

Premier Air Charter Holdings Inc. ("Premier Holdings" or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on December 12, 2012. The Company primarily operates through its wholly owned subsidiary, Premier Air Charter, Inc., a California corporation (“Premier”). Premier Holdings together with its subsidiary, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-K to refer to the Company.

On March 11, 2025, Premier Holdings acquired Premier. As a result of this acquisition, Premier Holdings’ business is comprised solely of the business of Premier. This Merger was accounted for as a reverse recapitalization. Under this method of accounting, Premier Holdings is treated as the acquired company for financial statement reporting purposes.

In addition, these financial statements capture the capital structure of Premier Holdings and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Premier Holdings shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 280,848,293 shares of Premier Holdings common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Premier Holdings and Premier had the acquisition taken place on January 1, 2024 are as follows:

Year ended December 31,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$31,877,508	$20,751,139
Net loss	$(3,865,621)	$(2,578,798)
Loss per share -basic and diluted	$(0.01)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Premier Holdings, accordingly, no proforma balance sheets are presented.

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

Premier exclusively operates the following ten aircraft in accordance with the following lease terms:

Type of Aircraft	Tail Number	Monthly Payment	Term	Purchase Option	Engine Program	Maintenance Cost Responsibility
Challenger 601	N207JB	$14,699	23 mo	yes	yes	yes
Challenger 601	N813MS (formerly N614AF)	$26,772	23 mo	yes	yes	yes
Gulfstream IV	N236CA	$53,078	23 mo	yes	yes	yes
Gulfstream IV	N450EJ	$48,377	20 mo	yes	yes	yes
Citation X	N214WT	$28,000	59 mo	no	yes	yes
Citation X	N713FL	$28,000	59 mo	no	yes	yes
Citation X	N265AV	$28,000	59 mo	no	yes	yes
Citation CJ3	N795KG	$64,800	Monthly	no	yes	yes
Citation CJ3	N973CG	$64,800	Monthly	no	yes	yes
Cessna 750	N910DP	$56,509	60 mo.	no	yes	yes

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

Human Capital

As of December 31, 2025, the Company had a total of 49 employees who are located in the United States. Employees in the U.S. receive health benefits on a cost-sharing basis.

Recent Developments

Merger

On February 16, 2024, Premier Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Premier, Premier Air Charter Merger Sub, Inc. (“Merger Sub”) and TIPP Aviation, LLC, the sole shareholder of Premier (“TIPP”). Under the terms of the Merger Agreement, Altair exchanged 85% of its shares of common stock for all issued and outstanding shares of Premier common stock and Merger Sub was merged into Premier (the “Merger”).

On March 5, 2025, the Premier Holdings, Premier, Merger Sub and TIPP entered into an Amended Merger Agreement amending various procedural items of the Merger Agreement (the “Amended Merger Agreement”).

On March 11, 2025, the Merger closed whereby Merger Sub merged with and into Premier with Merger Sub ceasing to exist, Premier becoming a wholly owned subsidiary of Premier Holdings and Premier Holdings issuing TIPP 237,871,049 shares of common stock. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

Changes in Executive Officers and Directors

On the close of business on March 11, 2025, Leonard Lovallo resigned as an executive officer and director of Premier Holdings. The resignation of Mr. Lovallo was not the result of any disagreement with Premier Holdings on any matter relating to the Premier Holdings’ operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 11, 2025, Sandra J. DiCicco Bonar was appointed as Chairman of the Board of Directors of the Premier Holdings, and Vincent Monteparte, Ross David Gourdie and Amy Scannell were appointed members of the Board of Directors. Further, Ms. DiCicco Bonar was appointed to serve as the Premier Holdings’ Chief Executive Officer and Mr. Gourdie was appointed as the Premier Holdings’ President, Secretary and Treasurer.

On May 7, 2025, Sandra J. DiCicco Bonar resigned as Chairman and Vincent Monteparte was appointed as the new Chairman of Premier Holdings.

Change in Fiscal Year

On March 11, 2025, the Board approved a change in fiscal year end of the Premier Holdings from March 31st to December 31st.

The Board’s decision to change the fiscal year end was related to the Merger Agreement and the closing of the acquisition of Premier. As a result of the Merger and the other transactions contemplated thereunder, Premier is now a wholly owned subsidiary of the Premier Holdings. Premier’s financial statements will survive and become the post-transaction company's financial statements and the fiscal year end of Premier is December 31st; therefore, the Board approved the change in the Premier Holdings’ fiscal year end.

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

Geopolitical Conflicts in the Middle East, Including the War in Iran, Could Materially Increase Jet Fuel Prices and Adversely Affect Our Business, Financial Condition and Results of Operations.

The ongoing war in Iran and associated geopolitical tensions in the Middle East pose significant risks to our air charter operations. Iran is a major global oil producer, and any escalation, prolongation or expansion of the conflict has the potential to disrupt crude-oil production, refining capacity and transportation infrastructure in the region. Such disruptions historically have caused, and could continue to cause, sharp and sustained increases in the price of crude oil and, by extension, jet fuel, which constitutes one of the largest variable costs in our business.

A material rise in jet-fuel prices would directly increase our operating expenses. We may be unable to pass these cost increases on to customers in the form of higher charter rates without adversely affecting demand for our private-aviation services, particularly from price-sensitive corporate and leisure clients. Even partial pass-throughs could reduce the competitiveness of our offerings relative to other charter providers or alternative travel options. In addition, sustained high fuel prices could compress our margins, impair our cash flow and liquidity, and require us to curtail flight operations or delay fleet maintenance and expansion plans.

Beyond fuel costs, the war in Iran and related regional instability may trigger secondary effects that further harm our business, including:

•	heightened volatility in global financial and commodity markets;
•	increased aviation-insurance premiums and deductibles;
•	potential restrictions on airspace or routing over or near conflict zones;
•	supply-chain disruptions for aircraft parts and maintenance services; and
•	broader macroeconomic uncertainty that reduces business and high-net-worth travel demand.

We cannot predict the duration, scope or ultimate resolution of the war in Iran or its full impact on energy markets or the aviation industry. Any prolonged disruption or material escalation could have a material adverse effect on our revenues, profitability, cash flows and overall financial condition. Our risk-mitigation strategies, including fuel-hedging programs (if and when implemented), may prove insufficient to offset these risks.

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

On November 18, 2025, the Company filed a General Civil Complaint for Property Damage, Loss of Revenue, Civil Assault, Trespass to Chattel, Vandalism, and Intentional Infliction of Emotional Distress and Indemnity against Triumph Jets and Brandon Avila. Repair estimates are estimated at $53,495, in addition to a loss of revenue exceeding $75,000 due to grounding during repair time, as well as treble, punitive and exemplary damages, reasonable attorneys, interest and such other relief.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCID Market under the symbol “PREM”. Trading in stocks quoted on the OTC Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

Number of Holders

As of December 31, 2025, there were 280,848,293 issued and outstanding shares of common stock held by 69 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.       [Reserved]

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Premier Holdings. For The Years Ended December 31, 2025 and 2024.

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

Premier Holdings incurred a net loss of $3,865,621 and $2,191,235 during the years ended December 31, 2025 and 2024, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2025, were $31,877,508 compared with revenue of $20,751,139 during the year ended December 31, 2024, an increase of $11,126,369, or 53.6%.

This growth was driven primarily by strong performance in our core aircraft charter operations. Charter revenue rose by $11,785,580 year-over-year, reflecting higher flight hours, increased aircraft / utilization of our fleet, expanded client demand for luxury private aviation services, and targeted marketing efforts within our broker / retail customer base. The company continues to benefit from robust demand in the private aviation sector.

The overall increase was partially helped in other revenue streams associated with a strategic transition in our business model. Specifically:

•	Maintenance revenue decreased by $639,127, as we ramped up third-party maintenance services.

•	Aircraft management fees declined due to the shift from contracted managed aircraft to a leased aircraft model. Under the new structure, the Company now directly controls and operates the aircraft and allows a greater share of the charter revenue generated by the fleet.

This transition is expected to enhance the Company’s long-term profitability and operational flexibility by aligning revenue more closely with flight activity and reducing reliance on lower-margin management and maintenance services. As a result, a larger portion of our revenue is now derived from higher-margin charter operations.

The Company anticipates that continued growth in charter demand, combined with the benefits of our optimized fleet strategy, will support further revenue expansion.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025, was $28,486,993, compared to cost of revenues of $18,356,827 during the year ended December 31, 2024, an increase of $10,130,166, or 55.2%.

The increase in cost of revenues for the year ended December 31, 2025 was primarily driven by two factors related to the Company’s fleet expansion and optimization strategy:

• Higher costs associated with grounded aircraft undergoing scheduled and unscheduled maintenance, which temporarily reduced aircraft availability for charter operations while incurring ongoing fixed and variable maintenance expenses.

• Operating costs of newly acquired aircraft incurred prior to these aircraft generating meaningful charter revenue. These pre-revenue costs included crew training, initial positioning, insurance, hangar fees, and other preparatory operating expenses.

• Engine reserve costs increased as more flight hours were utilized during the year.

These additional costs were incurred in support of the Company’s long-term growth initiatives, including fleet modernization. As these aircraft become fully operational and integrated into our charter fleet, the Company expect improved utilization and contribution to higher-margin revenue in future periods.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $6,085,952 compared to operating expenses of $3,545,662 during the year ended December 31, 2024, an increase of $2,540,290, or 71.6%.

The increase in Operating Expenses for the year ended December 31, 2025 was driven primarily by higher facility rent and consulting fees. Facility rent rose due to expanded office and hangar space required to support our growing fleet and operations following the transition to a leased aircraft model. Consulting fees increased as the Company engaged external advisors for strategic initiatives, public filings, fleet optimization, regulatory compliance, and support for business expansion in the premium private aviation sector. The Company also incurred $428,998 in rent expense associated with holdover costs for engine overhauls.

These higher costs reflect investments in infrastructure and expertise necessary to scale charter operations and improve long-term efficiency. Despite the percentage increase, operating expenses remain well-controlled relative to the 53.6% revenue growth achieved in the year.

Loss from Operations

Loss from operations for the year ended December 31, 2025 was $2,695,437 compared to net loss from operations of $1,151,350 for the year ended December 31, 2024, an increase of $1,544,087, or 134.1%.

The operating loss in 2025 was primarily driven by costs associated with grounded aircraft undergoing maintenance, engine reserve expenses and operating expenses for newly acquired aircraft incurred prior to these aircraft generating meaningful charter revenue. These included scheduled and unscheduled maintenance, crew training, positioning flights, insurance, and other preparatory costs.

Despite these temporary headwinds, the year-over-year reduction in operating loss reflects strong revenue growth of 53.6% and improved gross profit contribution from higher-margin charter operations. The strategic transition, combined with fleet expansion, continued to pressure near-term results but is expected to drive better aircraft utilization, operating leverage, and reduced losses in future periods as the expanded fleet becomes fully productive.

Other (Income) Expense

Other (income) expenses for the year ended December 31, 2025 was $1,170,184 compared to $1,039,885 for the year ended December 31, 2024, an increase of $130,299, or 12.5%. The other expenses incurred in the year ended December 31, 2025 are primarily attributable interest expense related to aircraft leases and additional debt.

Net Income (Loss)

Net income (loss) was $(3,865,621) and $(2,191,235) for the year ended December 31, 2025 and 2024, respectively. The loss incurred in the year ended December 31, 2025 was driven primarily by higher facility rent and consulting fees as well as an increase in interest expense related to aircraft leases and additional debt.

Cash Flows

	Year Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$1,152,792	$3,089,157
Net cash used in investing activities	(2,815,068)	(928,554)
Net cash used financing activities	1,650,223	(2,065,246)
Net change in cash during the period, before effects of foreign currency	$(213,175)	$95,357

Cash flow from Operating Activities

During the year ended December 31, 2025, the Company incurred a loss of $3,865,621. This negative impact to cash was offset by an $2,738,371 increase in accounts receivable, and a $1,586,559 increase in accounts payable, providing a net positive cash flow from operations of $1,152,792.

Cash flow from Investing Activities

During the year ended December 31, 2025, the Company used $2,815,068 of cash primarily investing in $2,551,611 in aircraft assets and $263,457 in engine reserves.

Cash flow from Financing Activities

During the year ended December 31, 2025, the Company received $1,650,223 in cash of financing activity primarily from related party long term debt.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At December 31, 2025, the Company had current assets of $3,727,772 and current liabilities of $16,333,220 compared with current assets of $997,117 and current liabilities of $5,358,619 at December 31, 2024. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft.

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

Critical Accounting Policies

Refer to our Premier Holdings audited financial statements for the years ended December 31, 2025, and 2024 financial statements for a full discussion of our critical accounting policies.

Revenue Recognition

The Company generates revenue primarily from charter services, aircraft management fees, and maintenance services. Revenue is recognized when control of the promised services is transferred to the customer, which generally occurs at a point in time as charter services are completed. The application of revenue recognition guidance requires significant judgment, particularly in determining the appropriate timing of revenue recognition for charter flights that may span reporting periods, identifying performance obligations in arrangements that include multiple services, and assessing whether the Company is acting as a principal or an agent in certain transactions. Changes in these judgments could materially impact the timing and amount of revenue recognized. For example, changes in the assessment of performance obligations or the timing of service delivery could result in revenue being recognized in different reporting periods. Refer to Note 2 – Summary of Significant Accounting Policies in the consolidated financial statements for additional information.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts due from customers for services provided and are recorded net of an allowance for expected credit losses. As of December 31, 2025, the Company had accounts receivable of approximately $2,902,173 million, net of an allowance of approximately $1,568,030 million. The allowance for credit losses is based on management’s estimate of expected losses over the life of the receivables and requires significant judgment. In developing this estimate, management considers historical collection experience, the creditworthiness of customers, the aging of receivables, current and forward-looking economic conditions, and the concentration of credit risk among key customers. Given the significant increase in accounts receivable and the related allowance during 2025, this estimate is particularly sensitive to changes in assumptions regarding customer collectability. A deterioration in customer financial condition or changes in economic conditions could result in higher expected credit losses and increased expense in future periods. Refer to Note 2 – Summary of Significant Accounting Policies for additional details.

Maintenance Reserves

Maintenance reserves represent payments made in connection with aircraft engine and airframe maintenance programs and are recorded as assets when such amounts are considered recoverable under the terms of the related agreements. As of December 31, 2025, maintenance reserves totaled approximately $3,058,945. The accounting for maintenance reserves requires significant judgment, particularly in determining whether amounts paid are recoverable, estimating the timing and extent of future maintenance events, assessing compliance with lease return conditions, and evaluating the likelihood of reimbursement from lessors or program providers. These estimates are inherently uncertain and depend on factors such as aircraft utilization, maintenance schedules, and contractual terms. Changes in expected aircraft usage, maintenance cost estimates, or assumptions regarding recoverability could result in material adjustments to the carrying value of maintenance reserves and related expenses in future periods. Refer to Note 3 – Financial Statement Elements for additional details.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

ITEM 8.       Financial Statements and Supplementary Data.

ALTAIR INTERNATIONAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Premier Air Charter International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Premier Air Charter International Corp. (“the Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no assurance that its projections of its future working capital needs will prove accurate or that any additional funding will be sufficient to continue operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Aircraft Maintenance Service Contracts

Description of the Critical Audit Matter

As discussed in Note 3, the Company is party to long-term service contracts to perform engine replacement and major maintenance on its aircraft. The Company’s accounting for aircraft maintenance arrangements was identified as a critical audit matter due to the significant judgment involved in determining the appropriate classification and timing of expense recognized under long-term service agreements. This evaluation involves significant assumptions regarding aircraft utilization, timing of future maintenance events, and the pattern of economic benefit consumption. Given the complexity of the agreements and timing of costs recognition, we considered this to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s accounting for engine maintenance arrangements included, among other procedures, the following:

•	We evaluated the appropriateness and consistency of management’s methods and assumptions used in determining the classification of maintenance costs and the related appropriate and consistency of recognition and disclosures.
•	We tested the completeness and accuracy of key assumptions, including contractual terms and aircraft utilization data, and agreed such information to executed agreements and historical operational data.
•	We assessed the relevance and reliability of provided metrics, including the reasonableness of management’s significant assumptions, by comparing them to historical maintenance activity, contractual provisions, and relevant industry data.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2025.

Spokane, Washington

April 15, 2026

Report of Independent Registered Public Accounting Firm

To Board of Directors

Premier Air Charter, Inc. (formerly Altair International Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Premier Air Charter, Inc. (formerly Altair International Corp.) (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Macias Gini & O’Connell LLP

We served as the Company's auditor from 2023 until 2025.

Irvine, CA

April 7, 2025

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Cash	$213,175	$225,228
Accounts receivable, net allowance of $1,568,030 and $72,405, respectively	2,902,173	352,944
Other receivables	226,062	230,822
Due from related parties, current portion	60,479	179,098
Prepaid expenses and other current assets	325,883	9,025
Total current assets	3,727,772	997,117
Property and equipment, net	8,412,922	6,444,402
Right of use assets - operating	9,449,375	5,426,543
Right of use assets - financing	11,356,858	12,003,034
Investment - related party	46,240	85,474
Maintenance reserves	3,058,945	2,795,488
Total assets	$36,052,112	$27,752,058

Liabilities and Stockholder's Equity (Deficit)
Accounts payable and accrued expenses	$4,838,507	$2,261,700
Deferred revenue	733,785	192,820
Due to related parties	2,701,004	31,144
Right of use liabilities - operating	1,974,051	1,287,785
Right of use liabilities - financing	1,895,018	1,091,916
Long-term debt, current portion	4,036,728	166,410
Long-term debt, related parties, current portion	154,127	326,844
Total current liabilities	16,333,220	5,358,619
Right of use liabilities - operating, net of current portion	7,475,324	4,138,758
Right of use liabilities - financing, net of current portion	7,943,661	9,164,630
Long-term debt, net of current portion	–	3,669,352
Long-term debt, related parties, net of current portion	331,593	6,980,729
Total liabilities	32,083,798	29,312,088

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficit)
Series A Preferred stock: par value $0.001; 155,000 shares authorized; 145,410 issued and outstanding at December 31, 2025	9,351,465	–
Common stock: par value $0.001; 5,000,000,000 shares authorized; 280,848,293 and 237,871,049 issued and outstanding, respectively	280,848	237,871
Additional paid-in capital	81,500	40,000
Accumulated deficit	(5,745,499)	(1,837,901)
Stockholders' equity (deficit)	3,968,314	(1,560,030)
Total liabilities and total stockholders' equity (deficit)	$36,052,112	$27,752,058

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenue	$31,877,508	$20,751,139
Cost of sales	28,486,993	18,356,827
Gross profit	3,390,515	2,394,312
Operating expenses
Payroll and related expenses	1,702,369	1,559,738
Selling, general and administrative	4,383,583	1,985,924
Total operating expenses	6,085,952	3,545,662
Loss from operations	(2,695,437)	(1,151,350)
Other (income) expense, net
Interest expense	1,360,776	854,207
Other	(190,592)	185,678
Other expense (income), net	1,170,184	1,039,885
Provision for income taxes	–	–
Net loss	$(3,865,621)	$(2,191,235)

Net loss per basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	272,296,493	237,871,049

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2023	–	$–	237,871,049	$237,871	$–	$1,246,731	$1,484,602
Net liabilities assumed over assets forgiven with Demeter	–	–	–	–	–	(893,397)	(893,397)
Capital contributions	–	–	–	–	40,000	–	40,000
Net loss	–	–	–	–	–	(2,191,235)	(2,191,235)
Balance, December 31, 2024	–	$–	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	–	–	41,977,244	41,977	–	(41,977)	–
Issuance of Series A Preferred shares	145,410	9,351,465	–	–	–	–	9,351,465
Issuance of Common Stock for services	–	–	1,000,000	1,000	41,500	–	42,500
Net Loss	–	–	–	–	–	(3,865,621)	(3,865,621)
Balance, December 31, 2025	145,410	$9,351,465	280,848,293	$280,848	$81,500	$(5,745,499)	$3,968,314

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

(FORMERLY ALTAIR INTERNATIONAL CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,865,621)	$(2,191,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,229,267	670,447
Loss on investment in related party	39,234	195,471
Stock based compensation	42,500	–
Allowance for credit losses	1,495,625	–
Changes in operating assets and liabilities:
Accounts receivable	(4,275,965)	(41,969)
Other receivables	235,871	(177,401)
Due from/to related parties	2,788,479	3,151,742
Prepaid expenses and other current assets	(316,858)	114,895
Accounts payable and accrued expenses	3,239,295	1,652,736
Deferred revenue	540,965	(285,529)
Net cash provided by operating activities	1,152,792	3,089,157
Cash flows from investing activities
Acquisition of property and equipment	(2,551,611)	(1,493,806)
Proceeds from sale of property and equipment and engine reserves	–	1,600,000
Purchase of engine reserves	(263,457)	(1,034,748)
Net cash used in investing activities	(2,815,068)	(928,554)
Cash flows from financing activities
Capital contributions	–	40,000
Payments on financing lease obligations	(417,867)	(281,922)
Proceeds from long-term debt	589,500	120,000
Repayments of long-term debt	(1,051,022)	(1,162,485)
Proceeds from long-term debt, related parties	2,565,644	–
Repayments of long-term debt, related parties	(36,032)	(780,839)
Net cash provided by (used in) financing activities	1,650,223	(2,065,246)
Net change in cash	(12,053)	95,357
Cash at beginning of period	225,228	129,871
Cash at end of the period	$213,175	$225,228

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Related party advances converted into note payable - related party	$–	$3,770,465
Related party notes converted into preferred stock	$9,351,465	$–
Purchase of property and equipment with a note payable	$–	$3,800,000
Right of use assets and liabilities - operating	$5,708,770	$–
Items related to Demeter receivable exchange:
Notes receivable and advances	$–	$6,403,528
Increase of property and equipment	$–	$2,320,690
Increase in maintenance reserves	$–	$2,325,946
Assumed notes payable	$–	$1,050,259
Right of use assets - operating and financing leases	$–	$16,992,731
Right of use liabilities - operating and financing lease	$–	$15,078,977

Cash paid during the year for:
Interest	$1,360,776	$249,495

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

On May 30, 2025, Altair International Corp. changed its name to Premier Air Charter Holdings Inc. and a change in its trading symbol to “PREM”.

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

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Altair is treated as the acquired company for financial statement reporting purposes. These financial statements reflect the financial statements of Premier as of December 31, 2025 and 2024 and for each of the years then ended. In addition, these financial statements capture the capital structure of Altair and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Altair shareholders will be reflected as being issued on March 5, 2025, the closing date of the acquisition. As of the date of this filing, there are 280,848,293 shares of Premier common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Unaudited proforma financial statements of Premier Holdings and Premier had the acquisition taken place on January 1, 2024 are as follows:

Year ended December 31,:	2025	2024
	(unaudited)	(unaudited)
Revenues	$31,877,508	$20,751,139
Net loss	$(3,865,621)	$(2,578,798)
Loss per share -basic and diluted	$(0.01)	$(0.00)

At December 31, 2024, there were no significant assets or liabilities of Premier Holdings, accordingly, no proforma balance sheets are presented.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business.

There can be no assurance that the Company will be successful in obtaining additional funding, or that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding will be sufficient to continue operations in future years. In addition, support of the Company’s operations is dependent on receiving support from related parties which primarily consists of financial support for revenue and operating expenses. If the Company cannot collect all receivables owed or secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with supplies, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide resulting from ongoing global issues. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

2.         Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

As of December 31, 2025, these financial statements contain the assets and liabilities of Premier Holdings. As disclosed above, on March 11, 2025, the operations of Premier Holdings have been consolidated. As of December 31, 2025, these financial statements do not include any of Premier Holdings’ operations other than the capital structure. All significant intercompany balances and transactions will be eliminated in consolidation.

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

The CODM primarily uses net income (loss) as the key measure of segment performance. This metric is used to assess the Company’s overall profitability and to make decisions regarding resource allocation.

A summary of net loss for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Net loss	$(3,865,621)	$(2,191,235)

No additional segment-level financial information is reviewed by the CODM, and therefore no further segment disclosures are presented.

Cash

Cash consists of cash in readily available checking accounts and funds deposited into savings accounts. Cash is recorded at cost, which approximates fair value. As of December 31, 2025 and 2024, the Company had cash balances deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high-credit quality financial institutions.

Accounts Receivable

Accounts receivable are comprised of trade receivables from the Company’s customers and are recorded at the invoiced amount or amounts earned in accordance with contractual terms but not yet invoiced. Accounts receivable do not bear interest.

The Company estimates an allowance for expected credit losses in accordance with ASC 326 (Current Expected Credit Losses). The allowance is based on a combination of:

•	specific identification of individual customer exposures
•	historical collection experience
•	current economic conditions
•	reasonable and supportable forecasts of future collectability

For certain receivables, including those that are individually significant or exhibit unique risk characteristics, the Company applies a specific identification approach rather than relying solely on historical loss rates.

During the year ended December 31, 2025, the Company recognized amounts due under contractual arrangements that include fixed minimum payment provisions, which are earned as performance obligations are satisfied and are enforceable irrespective of usage. These amounts are included in accounts receivable and are subject to the Company’s CECL evaluation.

The Company’s allowance for doubtful accounts includes estimates related to:

(i)	specific customer disputes and contractual enforcement matters, including amounts subject to ongoing legal evaluation and recovery efforts, and
(ii)	receivables arising from profit-sharing arrangements, where collectability is influenced by future operating performance and contractual recovery mechanisms.

As of December 31, 2025 and 2024, the Company had an allowance for doubtful accounts of $1,568,030 and $72,405, respectively.

The Company identified approximately $470,633 of unbilled contractual revenue related to prior periods. Due to the timing of recognition and ongoing evaluation of collectability, these amounts have not been recognized in the current period financial statements. Management believes these amounts are contractually enforceable and is pursuing recovery through legal channels.

Concentration of Credit Risk

Financial instruments that may potentially expose the Company to concentrations of credit risk primarily consist of cash and accounts receivable.

The Company maintains cash balances with multiple high-credit-quality financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits; however, balances may exceed insured limits at times. The Company has not experienced any losses in such accounts.

The Company’s accounts receivable are concentrated among a limited number of customers. Credit quality is monitored on an ongoing basis, and allowances for expected credit losses are recorded as appropriate.

As of December 31, 2025:

•	Two customers accounted for approximately 97% of total accounts receivable
•	One customer accounted for approximately 18% of total revenue in each year

As of December 31, 2024:

•	Two customers accounted for approximately 89% of total accounts receivable
•	One customer accounted for approximately 10% of total revenue in each year

A portion of the Company’s receivables relates to amounts due under contractual arrangements that are currently subject to dispute and/or collection efforts. While management believes these receivables are contractually enforceable and expects to recover a substantial portion of the outstanding balances, the ultimate timing and amount of recovery may vary.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss of its long-lived assets is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses of its long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company leases certain aircraft and equipment under operating lease arrangements. The Company has elected the short-term lease exemption for leases with an initial term of 12 months or less. Under this election, short-term leases are not recorded on the balance sheet, and lease payments are recognized as lease expense on a straight-line basis over the lease term.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of December 31, 2025 and 2024, the Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation, see above and Note 3 for additional information.

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

The Company manages aircraft for owners in exchange for a contractual fee. Management fees are reported as revenue along with amounts billed to the aircraft owner for maintenance parts and labor. Owner-incurred expenses, including maintenance coordination, cabin crew, and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking, and other related operating costs are recovered by the Company as pass through costs. No revenue is recorded for the reimbursement of these costs as they are recorded net.

The Company’s disaggregated revenues comprised of the following for the years ended December 31:

	2025	2024

Charter sales	$27,371,237	$19,538,585
Leasing arrangements	3,952,928	–
Management fees	51,000	103,000
Maintenance revenues	439,017	1,078,144
Other revenues	63,326	31,410
Total:	$31,877,508	$20,751,139

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts are included in selling, general and administrative expenses in the accompanying statements of operations and totaled $249,931 and $198,557 for the years ended December 31, 2025 and 2024, respectively.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of shares and dilutive share equivalents outstanding. As of December 31, 2025, the Company has 37,405,860 in dilutive securities related to the conversion of outstanding shares of Series A Preferred Stock. The effects of the dilutive shares have been excluded from the calculation of dilutive loss per share for the year ended December 31, 2025 as they are anti-dilutive. The Company did not have any dilutive securities outstanding for the year ended December 31, 2024.

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

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 on January 1, 2025 did not have a significant impact on the Company’s operations other than expanded footnote disclosures.

In November 2024, the FASB issued the ASC 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

3.        Financial Statement Elements

Property and Equipment

Property and equipment, net, as of December 31, 2025 and 2024 consists of the following:

	2025	2024

Aircraft and improvements	$9,255,997	$6,548,355
Equipment	126,872	121,437
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	9,409,993	6,696,916
Less accumulated depreciation	(997,071)	(252,514)
Total property and equipment	$8,412,922	$6,444,402

Depreciation related to property and equipment was $744,557 and $221,259 for the year ended December 31, 2025 and 2024, respectively. The carrying value of assets leased to third parties was $9,913,727 as of December 31, 2025.

Aircraft Engine Long Term Service Contracts

The Company is a party to long-term service contracts to perform engine replacement and major maintenance. These contracts extend the useful life of an engine by providing major maintenance and/or replacement engines to mitigate risk of lost charter revenue due to aircraft downtime. Under these arrangements, the Company makes periodic payments in advance of services being performed or replacement parts being provided. These payments are generally based on contractual minimum usage requirements as well as variable usage in excess of such minimum thresholds. Payments made for such contracts for aircraft operated under operating leases are expensed as incurred. In the case of long-term service contracts for aircraft owned or financed, the Company evaluates the economic substance of these arrangements and accounts for the related payments based on their underlying nature as follows:

-	Reserve balances – Amounts funded under these programs represent prepaid maintenance funding and are recorded as an asset on the balance sheet. These balances are amortized over the remaining term of the respective agreements based on estimated level-rate engine hours over the contractual term of the maintenance arrangements. The amortization reflects the pattern of consumption of the underlying economic benefit and is periodically adjusted based on updated estimates of future aircraft utilization.
-	Minimum usage component – Payments associated with contractual minimum usage requirements are considered part of the overall reserve funding structure. Increases in reserve balances resulting from such minimum funding are included within the engine reserve asset and are amortized over the remaining contractual term based on estimated level-rate engine hours over the term of the maintenance arrangements. This amortization reflects the pattern of consumption of the underlying economic benefit and is periodically adjusted based on updated estimates of future aircraft utilization.
-	Incremental usage component – Payments associated with usage in excess of contractual minimum thresholds represent variable, usage-based consumption of engine life and are expensed as incurred.

When major maintenance or replacement events occur under these programs, the Company evaluates the nature of the costs incurred. To the extent such costs represent a significant restoration or extension of engine life and are not otherwise satisfied through previously funded reserves, such amounts may be capitalized and amortized over the expected period of benefit.

Investment - Related Party

The Company holds 420,366 shares of Dalrada Financial Corporation (“DFC”) Convertible Series “G” preferred stock (“Series G”). The stated amount of the investment was $420,366. The Series G are convertible at a fixed rate conversion price of $0.30 per common share, for a total of 1,401,220 common shares of DFC. The ownership in DFC is less than 20%. The Company accounts for the investment at fair market value.

During the year ended December 31, 2025 and 2024, the Company recorded a gain (loss) of ($39,234) and ($195,471), respectively. The Company bases the fair market value of the investment on the closing stock price of DFC’s common stock which is considered a similar investment.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consist of the following:

	2025	2024

Accounts payable	$4,256,149	$2,009,976
Payroll liabilities	441,772	160,058
Credit cards payable	140,586	91,666
Total:	$4,838,507	$2,261,700

Deferred revenue is recorded when payments are received in advance of the Company performing its service obligations and are recognized over the service period. Deferred revenue primarily relates to prepayments of chartered flights as customers pay upfront for flights. Deferred revenue as of December 31, 2025 and 2024 was $733,785 and $192,820, respectively. All deferred revenue recorded at December 31, 2024, was recorded as revenue during the year ended December 31, 2025. All deferred revenue as of December 31, 2025, is expected to be recorded as revenue in calendar 2026.

4. Aircraft Lease Agreements

The Company entered into aircraft lease and management agreements with Paradigm Jet Management (“Paradigm”), pursuant to which the Company provided aircraft access and related services.

General Description

Under the terms of the agreements, the Company made aircraft available toParadigm for charter operations. The Company retained operational control of the aircraft and was responsible for providing flight services, maintenance coordination, and related support. The agreements included provisions for minimum guaranteed usage as well as variable usage based on actual flight hours.

Payment Terms

The agreements generally provided for:

•	A minimum guaranteed number of flight hours, typically 50 hours per month per aircraft;
•	An hourly rate of approximately $7,000 per flight hour; and
•	Additional charges for certain operating costs, maintenance-related items, and other reimbursable expenses.

The Customer was obligated to pay for the minimum guaranteed usage regardless of actual flight activity.

Revenue Recognition

Revenue under these agreements is recognized in accordance with ASC 842. Fixed minimum payments are recognized on a straight-line basis over the lease term, reflecting the Company’s right to consideration as the lessee uses the underlying asset. Variable payments based on usage, such as flight hours, are recognized as lease revenue in the period in which the underlying usage occurs.

Accounts Receivable and Contractual Amounts

As of December 31, 2025, the Company has recognized amounts due under these agreements, including amounts associated with minimum guaranteed usage that had not yet been invoiced. Certain amounts remain outstanding and are subject to ongoing collection efforts, including potential legal proceedings.

5.        Right of Use Assets and Liabilities

Right of Use - Operating

The Company has a month-to-month lease for its office, ramp and hanger space in Carlsbad, California. The Company entered into a lease amendment on February 14, 2023, increasing the monthly rent to $7,108. The Company entered into another lease amendment on February 1, 2024 which increased the monthly rent to $9,438. Effective September 1, 2024, the Company entered into a revised lease agreement for a period of 60 months expiring on August 31, 2029. Under the terms of the agreement, the Company’s initial monthly payment is $28,371 increasing by a minimum of 3% per annum each subsequent year. There are no lease renewals. On September 1, 2024, the Company recorded a right of use asset and liability – operating of $1,317,020. The Company used an incremental borrowing rate of 12.9% based upon historical borrowing rates on similar collateralized loans.

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

For the years ended December 31, 2025 and 2024, the Company recorded total operating lease expense of $893,322 and $731,485, respectively. As of December 31, 2025, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.0 years and 10.33%, respectively.

Maturities of the Company’s right of use liabilities – operating is as follows:

Years Ending December 31:
2026	$2,917,376
2027	2,928,001
2028	2,938,945
2029	2,827,624
2030	129,600
Total	11,741,546
Less amount representing interest	(2,292,171)
Total less interest	9,449,375
Less current portion	(1,974,051)
Long-term portion	$7,475,324

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from November 2026 to October 2028 and contain original imputed interest rates ranging from 3.85% to 7.75% and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the years ended December 31, 2025 and 2024, amortization expense of right of use assets – financing was $103,692 and $54,067, respectively. For the years ended December 31, 2025 and 2024, interest expense associated with the right of use liabilities – financing was approximately $716,712 and $492,869, respectively. As of December 31, 2025, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 2.25 years and 6.5%, respectively.

As of December 31, 2025, future annual minimum lease payments under right of use liabilities – financing are as follows:

Years Ending December 31:
2026	$2,578,167
2027	958,195
2028	8,116,608
Total	11,652,969
Less amount representing interest	(1,814,291)
Total less interest	9,838,679
Less current portion	(1,895,018)
Long-term portion	$7,943,661

6.         Notes Payable

On July 25, 2020, the Company received a loan in the amount of $92,300 from the U.S. Small Business Administration, authorized under Section 7(b) of the Small Business Act (SBA). Installment payments, including principal and interest of $451, are due monthly beginning twelve months from the loan effective date, with an interest rate of 3.75% per annum. The outstanding balance at December 31, 2025 and 2024, was $0, and $2,813, respectively.

In June 2024, the Company received a loan of $120,000 from a third party to be used in operations. The monthly loan payments of $11,349 commence on July 25, 2024 and continue until June 25, 2025. The loan incurs interest at a rate of 24.00% per annum. The outstanding balance at December 31, 2025 and 2024, was $0, and $63,546, respectively.

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

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding balance at December 31, 2025 and 2024, was $3,669,692, and $3,769,402, respectively.

In April 2025, the Company received a loan of $107,000 from a third party to be used in operations. The monthly loan payments of $10,118 commenced on May 3, 2025 and will continue until May 3, 2026. The loan incurs interest at a rate of 24.00% per annum. The outstanding balance at December 31, 2025 and 2024, was $29,178, and $0, respectively.

In September 2025, the Company received a loan of $482,500 from a third party to be used in operations. The loan requires weekly payments of $15,796 commencing in September 2025 and will continue until paid off which is expected to be in July 2026. The loan incurs an effective interest rate of 90.67% per annum. The loan is guaranteed by the primary shareholder of the Company. The outstanding balance at December 31, 2025 and 2024, was $337,860, and $0, respectively.

In September 2025, the Company converted amounts due of $662,488 to a lessor previously recorded as accounts payable to a loan payable. The loan requires weekly payments of $42,638 commencing in September 2025 and will continue until paid off which is expected to be in December 2025. The loan incurs an effective interest rate of 18.00% per annum. Under a default, the lessor has the right to terminate the leasing arrangements. The outstanding balance at December 31, 2025 and 2024, was $0, and $0, respectively.

All remaining debt balances are due within the year end December 31, 2026.

7.        Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024:

For the Year Ended December 31, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2025	Outstanding Balance as of December 31, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$16,230	$500	Refer to (a)
Demeter N207JB	Charter Sales	13,089	(24,600)	Refer to (a)
Demeter N265AV	Charter Sales	–	20,750	Refer to (a)
Demeter N555DH	Charter Sales	–	3,493	Refer to (a)
Demeter N713FL	Charter Sales	–	2,000	Refer to (a)
Demeter N813MS	Charter Sales	–	39,067	Refer to (a)
Dalrada Financial Corp.	Charter Sales	7,845	–	Refer to (a)
Genefic	Charter Sales	8,500	–	Refer to (a)
Tipp Investments	Charter Sales	182,335	19,269	Refer to (a)
			$60,479
Due to Related Parties
Afinida - Note	Promissory note payable	–	$485,720	Refer to (b)
Afinida - Marketing	Marketing	$58,773	$1,803	Refer to (c)
Innoworks	Payroll Advances Accounts Payable	5,224,847	2,659,201	Refer to (b)
CSL Staffing	SG&A Professional Fees	29,298	–	Refer to (c)
Tipp Investments	Marketing	200,000	40,000	Refer to (c)
			$3,186,724
Others
Dalrada Financial Corp.	Investment	$39,234	$46,240	Refer to Note 3

For the Year Ended December 31, 2024

Schedule of related parties transactions

Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2024	Outstanding Balance as of December 31, 2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$501,592	$–	Refer to (a)
	Maintenance revenue	691,907	–	Refer to (a)
	Management fees	46,750	–	Refer to (a)
Demeter Harvest	Charter Sales	9,702	5,144	Refer to (a)
Demeter N207JB	Charter Sales	35,434	35,434	Refer to (a)
Demeter N614AF	Charter Sales	39,067	39,067	Refer to (a)
Demeter N265AV	Charter Sales	20,750	20,750	Refer to (a)
Demeter N555DH	Charter Sales	49,058	10,213	Refer to (a)
Demeter N713FL	Charter Sales	31,377	2,000	Refer to (a)
Tipp Investments	Charter Sales	–	53,280	Refer to (a)
Dalrada Health	Charter Sales	17,000	17,000	Refer to (a)
Dalrada Energy Services	Charter Sales	8,158	(3,790)	Refer to (a)
			$179,098
Due to Related Parties
Afinida - Note	Promissory note payable	$(421,673)	$501,483	Refer to (b)
Prime Capital - Note	Promissory note payable	(200,028)	386,821	Refer to (b)
Innoworks - Advances	Accounts payable - Payroll	3,770,465	–	Refer to (b)
Innoworks - Note - February 2024	Promissory note payable	(122,121)	–	Refer to (b)
Innoworks - Note August 2024	Promissory note payable	14,599	–	Refer to (b)
Innoworks - Note - December 2024	Promissory note payable	–	6,419,269	Refer to (b)
Demeter	Accounts payable - Aircraft rental	289,409	–	Refer to (d)
Afinida - Marketing	Marketing	24,357	11,144	Refer to (c)
Tipp Investments	Marketing	240,000	20,000	Refer to (c)
			$7,338,717
Others
Dalrada Financial Corp.	Investment	$(195,471)	$85,474	Refer to Note 3

(a) Revenues and pass-through costs

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

Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. For the year ended December 31, 2025 and 2024, the Company has a management agreement with one affiliated company, Demeter.

Charter sales

These entities are either 100% or majority owned by Sandra DiCicco Bonar or controlled by a direct family member of Sandra DiCicco Bonar. The Company does not have stated payment terms as it applies to related party sales.

(b) Debt and advances

Afinida, Inc.

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

On August 5, 2025, related party notes payable and amounts due to Innoworks of $6,419,269 was converted into 100,000 shares of Series A Preferred Stock (“Series A”). The note is convertible in to shares of common stock at $0.04 per share which represented the fair market value of the common stock on that date. On October 21, 2025, the conversion price of the Series A was modified to $0.25 per share. There was no impact on the financial statements due to the modification

On August 13, 2025, the Company entered into a note payable with Innoworks for $2,565,646, which represented amounts due to Innoworks through June 30, 2025. Under the terms of the note, monthly principal and interest payments of $39,989 will commence on December 1, 2025 for period of 84 months. The note incurs an annual interest rate of 8%.

On November 11, 2025, related party notes payable and amounts due to Innoworks of $2,565,646 was converted into 39,970 shares of Series A. The note is convertible into shares of common stock at $0.25 per share which was determined to be in excess of the Company’s common stock on that date.

During the year ended December 31, 2025 and 2024, additional advances from Innoworks for payroll related items were $5,224,847 and $3,770,465, respectively, and had an outstanding balance of $2,659,201 as of December 31, 2025. See above for 2025 and 2024 amounts converted into a promissory note.

Prime Capital

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

On November 11, 2025, related party notes payable and amounts due to Prime of $366,549 was converted into 5,710 shares of Series A. The note is convertible into shares of common stock at $0.25 per share which was determined to be in excess of the Company’s common stock on that date.

Tipp Investments, LLC

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of December 31, 2025, there have been no draws on the line of credit.

Payout Schedule

As of December 31, 2025, future annual minimum debt obligations are as follows:

Years Ending December 31:
2026	$154,127
2027	166,807
2028	164,786
Total	485,720
Less current portion	(154,127)
Long-term portion	$331,593

(c) Marketing and other

The Company paid Trucept, Inc. to perform marketing research, launch social media campaigns and improve website performance. Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc.

From time to time the Company utilizes related entities to provide catering, repair work and placement agent services.

(d) Note from receivable from Demeter and asset transfer

On January 9, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2021 in the amount of $2,164,913 into a note receivable, payable over 46 months, with a simple interest of 5%, and with the first payment of $49,417 to be received on February 1, 2023. As of December 31, 2023, the remaining balance of the note receivable is $2,027,453. See below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024.

On October 23, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2022 in the amount of $2,724,415 into a note receivable, payable over 72 months, with a simple interest of 5%, and with the first payment to be received on October 31, 2024. As of December 31, 2023, the remaining balance of the note receivable is $2,590,932. See below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024.

The Company leased aircraft owned by Demeter on an hourly basis; per the terms of the management agreement, the Company paid the aircraft owner a rate per hour that the plane is used in charter sales. Amounts due to Demeter for these lease payments was included in the exchange below.

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

8.         Commitments and Contingencies

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

9.         Income Taxes

The Company recorded the following provision for income taxes for the years ended December 31:

	2025	2024

Current:
Federal	$–	$–
State	–	–
	–	–
Deferred:
Federal	(797,866)	(433,537)
State	(251,626)	(144,117)
	(1,049,492)	(577,654)
Valuation allowance	1,049,492	(577,654)
Total provision for taxes	$–	$–

The Company’s net deferred tax assets and liabilities are as follows at December 31:

	2025	2024

Net operating losses	$1,099,798	$458,796
Reserves and accruals	544,425	125,935
Depreciation and amortization	(17,077)	(17,077)
Total:	1,627,146	577,654
Valuation allowance	(1,627,146)	(577,654)
Net deferred tax assets	$–	$–

During the years ended December 31, 2025 and 2024, the effective rate was approximately 0% and 0%, respectively. The Company’s federal income tax rate was 21% for the year ended December 31, 2025 and 21% for the year ended December 31, 2024. The difference between the federal statutory rate and the effective tax rate was due to a full valuation allowance on the deferred tax assets.

Prior to January 1, 2024, the Company was a limited liability company whereby its income or loss is allocated to the members. The Company will not be subject to federal or state income taxes from future profits or losses. Upon the conversion to a C-corporation, the Company recorded a deferred tax liability of $22,990 in connection with excess depreciation taken by the LLC. For tax purposes, the Company was considered a disregarded entity.

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

10.          Stockholders’ Equity

On August 5, 2025, the Company authorized the issuance of 100,000 shares of Series A. The Series A has a stated value of $64.19 per share and is convertible into common stock at $0.04 per share. The Series A holders vote on an as converted basis. On October 21, 2025, the Company filed an amended Certificate of Designation with the Nevada Secretary of State to amend the conversion price of the Series A Preferred Stock from $0.04 per share to $0.25 per share. On October 29, 2025, the Company filed a Certificate of Amendment to increase the total authorized Series A shares to 155,000.

During the year ended December 31, 2025, the Company issued 1.0 million shares of common stock for legal and business advisory services. The shares vested upon issuance which the fair market value of $42,500 was based upon the closing market price of the Company’s common stock. During the year ended December 31, 2025, the entire value of $42,500 was recorded within selling, general and administrative expenses.

See Note 6 for discussion of related party notes converted into Series A.

11.        Subsequent Events

On February 19, 2026, the Company appointed Gregory Johnson as an independent director of the Company. In connection with his appointment, the Company entered into an Independent Director Engagement Agreement whereby Mr. Johnson will receive an annual grant of stock options to purchase 150,000 shares of the Company’s common stock, vesting over 12 months and an exercise price of $0.063 per share.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2025, the Company changed its independent registered public accounting firm from Macias Gini & O’Connell LLP (“MGO”) to Fruci & Associates II, PLLC (“Fruci”).

The audit reports of MGO on the Company’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2024 and 2023, and through the date of the change in auditors, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with MGO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MGO’s satisfaction, would have caused MGO to make reference thereto in its reports on the Company’s financial statements.

During the same periods, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the years ended December 31, 2024 and 2023, and through the date of engagement of Fruci, neither the Company nor anyone acting on its behalf consulted with Fruci regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Fruci concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.       CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Board of Directors, Chief Executive Officer and Director, and our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Director evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(c) and Rule 15d-15(e).

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

The Company’s management, with the participation of the Company’s Chief Executive Officer, who serves as the Principal Executive and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such an evaluation, the Company’s Chief Executive Officer, have concluded that internal controls over financial reporting were not effective as December 31, 2025.

Description of Material Weakness and Management’s Remediation Initiatives

In connection with the audits of our consolidated financial statements for the years ended December 31, 2025, and 2024, management has identified material weaknesses in internal control over financial reporting. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of December 31, 2025.

The material weaknesses above did not result in a misstatement to the consolidated financial statements.

In response, our management team has established a remediation plan to address the previously disclosed material weaknesses. Our plan during 2026 will include establishing more robust processes to support our internal control over financial reporting, which includes designing and implementing controls and processes to facilitate effective financial reporting, along with accurate documentation and timely support.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2025, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

During the year ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K

ITEM 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

The current directors and executive officers of the Company are as follows:

Name	Age	Position(s) and Offices Held
Sandra J. DiCicco Bonar (1)	61	Chief Executive Officer
Vincent Monteparte (1)	61	Chief Executive Officer and Chairman of the Board of Directors
Ross David Gourdie	54	President, Secretary and Treasurer
Amy Scannell	35	Director
Gregory Johnson	59	Director

(1)	Sandra J. DiCicco Bonar resigned and Vincent Monteparte was appointed as Chairman of the Board of Directors on May 7, 2025

Sandra J. DiCicco Bonar

Ms. DiCicco Bonar, age 61, has since 2015 served as the CEO and owner of TIPP Investments LLC, the principal stockholder of the Company and a real estate holding company. Further, Ms. DiCicco Bonar since 2020 has served as the owner, President and CEO of Hungry Squirrel which offers keto friendly products, since 2020 as the owner, President and CEO of Clovis Glass Co Inc., which provides glass repair services. Further, since 2013, Ms. DiCicco Bonar has services as the owner and CEO of Grand Restaurant Group managing five restaurant locations. Ms. DiCicco Bonar received a BA in Organizational Management from Fresno Pacific University.

Vincent Monteparte

Mr. Monteparte, age 61, has more than 25 years of experience managing strategic and transformative enterprise initiatives, across Aerospace, Transportation, Logistics, and Enterprise / SaaS Software. Since May 2020, Mr. Monteparte has served as the Principal of Global Capital Markets, a financial services provider, and since November 2015 as President and Chief Executive Officer of 927 Inc., a family investment office to strategically invest in and drive growth for mid-sized software development companies. Further, since May 2017, Mr. Monteparte has been a venture partner with Sway Capital, a global platform for alternative investments. Mr. Monteparte holds a series 63 and 79 license and Board Advisory positions for BlueSky eLearn, a leading learning management software platform and Measurabl, a global ESG SaaS Software company. Mr. Monteparte received his MBA from Pepperdine Graziadio Business School in 2001 and his BS in Aeronautical Engineering in 1987.

Ross David Gourdie

Mr. Gourdie, age 54, has over 30 years of experience in the aviation industry. Originally from Scotland, UK, Mr. Gourdie moved with his family to San Diego in the summer of 2018. His aviation career started immediately after high school in 1989 when he made the decision to join the UK’s military and serve in the Royal Air Force for 10 years as an Avionics Technician. After leaving the military in 1999 he transitioned into commercial airlines. Since 2018, Mr. Gourdie has been involved in the management and development of Premier Air Charter. In that short time under his direction, Premier Air Charter has grown annual revenue from $1 million flying small jets and turboprop aircraft to a$20 million annual revenue using mid and super-mid jet aircraft. Mr. Gourdie served in various positions from 2005 to 2018 with LoganAir, based at Glasgow Airport, UK, including roles as Aircraft Engineering Training Instructor and Licensed Engineering Manager.

Amy Scannell

Ms. Scannell, age 35, experience with corporate structure, compliance, and investments involves raising capital, negotiations, contract development, and business structure. As General Counsel of Tipp Investments, LLC, located in Escondido, California, Scannell oversees broad investment interests, including commercial real estate, agriculture, and aviation. Ms. Scannell was admitted to the California bar in 2019 and the Massachusetts bar in 2015. Prior to joining Tipp Investments in 2019, Ms. Scannell was an associate attorney for Baskin & Associates, LLC, a family law litigation firm in Boston, Massachusetts. She also served as a law clerk at Holstrom, Block & Parke, APLC in Murrieta, California. Ms. Scannell received her Juris Doctorate from Suffolk University Law School in Boston, Massachusetts, and graduated Cum Laude with her Bachelor of Arts from Westfield State University in Westfield, Massachusetts.

Gregory Johnson

Mr. Johnson, age 59, is a seasoned private aviation and fintech executive with more than 20 years of experience building, scaling, and exiting aviation-technology platforms. He is the Founder and Chief Executive Officer of Tuvoli (since October 2019), a fintech-enabled payments and marketplace infrastructure platform for the private air charter industry. Prior roles include Chief Technology Officer of Flexjet (2017–2020), Principal of Business Aviation Technology (2010–2017), Chief Operating Officer of FlightCar (2013–2015), and Founder, President and CEO of OneSky Jets (2003–2010), which achieved triple-digit revenue growth and was merged into Sentient Jet. Mr. Johnson also serves on the Advisory Board of Embry-Riddle Aeronautical University’s Center for Entrepreneurship. He brings deep expertise in aviation fintech, payments infrastructure, intelligent pricing systems, regulatory navigation, and marketplace technology directly relevant to the Company’s air charter operations.

On the close of business on March 11, 2025, Leonard Lovallo resigned as an executive officer and director of the Company. The resignation of Mr. Lovallo was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 11, 2025, Sandra J. DiCicco Bonar was appointed as Chairman of the Board of Directors of the Company, and Vincent Monteparte, Ross David Gourdie and Amy Scannell were appointed members of the Board of Directors. Further, Ms. DiCicco Bonar was appointed to serve as the Company’s Chief Executive Officer and Mr. Gourdie was appointed as the Company’s President, Secretary and Treasurer. On May 7, 2025, Sandra J. DiCicco Bonar resigned as Chairman of the Board of Directors and Vincent Monteparte was appointed as the new Chairman of the Board of Directors.

Family Relationships

Ross Gourdie, Director, President, Secretary and Treasurer is the son in law of Sandra DiCicco, Director and CEO.

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

Compliance with Section 16(a) of the Exchange Act, Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Mr. Gourdie and Mr. Johnson have not filed their required Form 3 Initial Statements of Beneficial Ownership.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://premieraircharter.com. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2025 and 2024 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2025 and whose total compensation for the 2025 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2024, (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	No Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
Leonard Lovallo, CEO & Director	2025	$–	$–	$–	$–	$–	$–	$–	$–
Sandra DiCicco Bonar, CEO & Chairman (1)	2025	$–	$–	$–	$–	$–	$–	$–	$–
Vincent Monteparte, Chairman (1)	2025	$113,538	$–	$–	$–	$–	$–	$–	$113,538
Ross Gourdie, President, Treasurer & Director	2025	$255,000	$–	$–	$–	$–	$–	$–	$255,000
Amy Scannell, Director	2025	$–	$–	$–	$–	$–	$–	$–	$–
(1)	Sandra J. DiCicco Bonar resigned and Vincent Monteparte was appointed as Chairman of the Board of Directors on May 7, 2025

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	No Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
Leonard Lovallo, CEO & Director	2024	$22,000	$–	$16,000	$–	$–	$–	$–	$38,000
Sandra DiCicco Bonar, CEO & Director	2024	$–	$–	$–	$–	$–	$–	$–	$–
Ross Gourdie, President, Treasurer & Director	2024	$255,000	$–	$–	$–	$–	$–	$–	$255,000
Vincent Monteparte, Director
Amy Scannell, Director	2024	$–	$–	$–	$–	$–	$–	$–	$–
(1)	Leonard Lovallo resigned as Chairman of the Board on March 11, 2025; Sandra DiCicco Bonar was appointed as Chairman

Grant of Plan-Based Awards

During the year ended December 31, 2025 and 2024, there were no equity grants to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of December 31, 2025.

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2025 by any Named Executive Officers.

Compensation of Directors

The total compensation paid to Ross Gourdie, President, Treasurer, and Director for the year 2025 by Premier was $255,000.

Executive Employment Agreements

On June 17, 2019, Premier entered into an at-will Employment Agreement with Ross Gourdie that either party can terminate with or without cause. Under the terms of the Employment Agreement with Mr. Gourdie, he has been engaged commencing July 1, 2019, to be President at an annual base salary of $120,000. This base salary has been increased to $255,000 per year and appointed President.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

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

As of December 31, 2025, we had a total of 280,848,293 shares of common stock issued and outstanding held by a total of 69 shareholders of record. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

Officers and Directors Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage (1)
Common Stock	Sandra DiCicco Bonar (2)	237,871,049	84.69%
	600 La Terraza Blvd.
	Escondido, CA 92025
Common Stock	Ross Gourdie
	Escondido, CA 92025
Common Stock	Vincent Monteparte	–	*
	600 La Terraza Blvd.
	Escondido, CA 92025
Common Stock	Amy Scannell	–	*
	600 La Terraza Blvd.
	Escondido, CA 92025
Common Stock	Gregory Johnson	150,000(3)	*
	600 La Terraza Blvd.
	Escondido, CA 92025
All Officers and Directors as a Group (6 persons)		238,021,049	84.75%
5% Beneficial Owners
Common Stock	TIPP (2)	237,871,049	84.69%
	600 La Terraza Blvd.
	Escondido, CA 92025
All Other Beneficial Owners as a Group (1 person)		237,871,049	84.69%

* Represents less than 1% of the Company’s issued and outstanding shares of common stock.

(1)	Applicable percentage ownership is based on 280.848.293 shares of common stock outstanding as of December 31, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the reference date of this table are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Options or warrants which are not vested, or expected to be vested as of April 9, 2026, are referenced in the footnotes below for the sake of completeness, but are not included in the figures in the above table.
(2)	Represents 237,871,049 shares of common stock held by TIPP Aviation LLC. Ms. DiCicco Bonar is owner and Executive Officer of TIPP.
(3)	Represents a nonstatutory stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.063 per share under the Company’s 2025 Omnibus Equity Incentive Plan, vesting in full after twelve (12) months of continuous service.

ITEM 13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following are Premier Holdings related party transactions made prior to the merger with Premier:

On February 27, 2025 Leonard Lovallo was issued 640,000 of restricted common stock for $16,000 of 3 months of accrued Premier Holdings salary.

The tables below summarize the Company’s transactions and balances with its related parties as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024:

For the Year Ended December 31, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2025	Outstanding Balance as of December 31, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$16,230	$500	Refer to (a)
Demeter N207JB	Charter Sales	13,089	(24,600)	Refer to (a)
Demeter N265AV	Charter Sales	–	20,750	Refer to (a)
Demeter N555DH	Charter Sales	–	3,493	Refer to (a)
Demeter N713FL	Charter Sales	–	2,000	Refer to (a)
Demeter N813MS	Charter Sales	–	39,067	Refer to (a)
Dalrada Financial Corp.	Charter Sales	7,845	–	Refer to (a)
Genefic	Charter Sales	8,500	–	Refer to (a)
Tipp Investments	Charter Sales	182,335	19,269	Refer to (a)
			$60,479
Due to Related Parties
Afinida - Note	Promissory note payable	–	$485,720	Refer to (b)
Afinida - Marketing	Marketing	$58,773	$1,803	Refer to (c)
Innoworks	Payroll Advances Accounts Payable	5,224,847	2,659,201	Refer to (b)
CSL Staffing	SG&A Professional Fees	29,298	–	Refer to (c)
Tipp Investments	Marketing	200,000	40,000	Refer to (c)
			$3,186,724
Others
Dalrada Financial Corp.	Investment	$39,234	$46,240	Refer to Note 3

For the Year Ended December 31, 2024

Entity Name	Nature of Transactions	Transaction Amount, Net During the Year Ended December 31, 2024	Outstanding Balance as of December 31, 2024	Affiliation, Terms and Conditions
Due from Related Parties
Demeter	Pass-through costs	$501,592	$–	Refer to (a)
	Maintenance revenue	691,907	–	Refer to (a)
	Management fees	46,750	–	Refer to (a)
Demeter Harvest	Charter Sales	9,702	5,144	Refer to (a)
Demeter N207JB	Charter Sales	35,434	35,434	Refer to (a)
Demeter N614AF	Charter Sales	39,067	39,067	Refer to (a)
Demeter N265AV	Charter Sales	20,750	20,750	Refer to (a)
Demeter N555DH	Charter Sales	49,058	10,213	Refer to (a)
Demeter N713FL	Charter Sales	31,377	2,000	Refer to (a)
Tipp Investments	Charter Sales	–	53,280	Refer to (a)
Dalrada Health	Charter Sales	17,000	17,000	Refer to (a)
Dalrada Energy Services	Charter Sales	8,158	(3,790)	Refer to (a)
			$179,098
Due to Related Parties
Afinida - Note	Promissory note payable	$(421,673)	$501,483	Refer to (b)
Prime Capital - Note	Promissory note payable	(200,028)	386,821	Refer to (b)
Innoworks - Advances	Accounts payable - Payroll	3,770,465	–	Refer to (b)
Innoworks - Note - February 2024	Promissory note payable	(122,121)	–	Refer to (b)
Innoworks - Note August 2024	Promissory note payable	14,599	–	Refer to (b)
Innoworks - Note - December 2024	Promissory note payable	–	6,419,269	Refer to (b)
Demeter	Accounts payable - Aircraft rental	289,409	–	Refer to (d)
Afinida - Marketing	Marketing	24,357	11,144	Refer to (c)
Tipp Investments	Marketing	240,000	20,000	Refer to (c)
			$7,338,717
Others
Dalrada Financial Corp.	Investment	$(195,471)	$85,474	Refer to Note 3

(a)	Revenues and pass-through costs

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

Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. For the year ended December 31, 2025 and 2024, the Company has a management agreement with one affiliated company, Demeter.

Charter sales

These entities are either 100% or majority owned by Sandra DiCicco Bonar or controlled by a direct family member of Sandra DiCicco Bonar. The Company does not have stated payment terms as it applies to related party sales.

(b)	Debt and advances

Afinida, Inc.

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

On August 5, 2025, related party notes payable and amounts due to Innoworks of $6,419,269 was converted into 100,000 shares of Series A Preferred Stock (“Series A”). The note is convertible in to shares of common stock at $0.04 per share which represented the fair market value of the common stock on that date. On October 21, 2025, the conversion price of the Series A was modified to $0.25 per share. There was no impact on the financial statements due to the modification

On August 13, 2025, the Company entered into a note payable with Innoworks for $2,565,646, which represented amounts due to Innoworks through June 30, 2025. Under the terms of the note, monthly principal and interest payments of $39,989 will commence on December 1, 2025 for period of 84 months. The note incurs an annual interest rate of 8%.

On November 11, 2025, related party notes payable and amounts due to Innoworks of $2,565,646 was converted into 39,970 shares of Series A. The note is convertible into shares of common stock at $0.25 per share which was determined to be in excess of the Company’s common stock on that date.

During the year ended December 31, 2025 and 2024, additional advances from Innoworks for payroll related items were $5,224,847 and $3,770,465, respectively, and had an outstanding balance of $2,659,201 as of December 31, 2025. See above for 2025 and 2024 amounts converted into a promissory note.

Prime Capital

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

On November 11, 2025, related party notes payable and amounts due to Prime of $366,549 was converted into 5,710 shares of Series A. The note is convertible into shares of common stock at $0.25 per share which was determined to be in excess of the Company’s common stock on that date.

Tipp Investments, LLC

The Company acquired a $3,000,000 line of credit with Tipp Investments, LLC on August 1, 2024, with annual interest of 12% and a maturity date of December 31, 2025. As of December 31, 2025, there have been no draws on the line of credit.

Payout Schedule

As of December 31, 2025, future annual minimum debt obligations are as follows:

Years Ending December 31:
2026	$154,127
2027	166,807
2028	164,786
Total	485,720
Less current portion	(154,127)
Long-term portion	$331,593

(c)	Marketing and other

The Company paid Trucept, Inc. to perform marketing research, launch social media campaigns and improve website performance. Sandra DiCicco Bonar’s family member is the Chairman of the Board at Trucept, Inc.

From time to time the Company utilizes related entities to provide catering, repair work and placement agent services.

(d)	Note from receivable from Demeter and asset transfer

On January 9, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2021 in the amount of $2,164,913 into a note receivable, payable over 46 months, with a simple interest of 5%, and with the first payment of $49,417 to be received on February 1, 2023. As of December 31, 2023, the remaining balance of the note receivable is $2,027,453. See below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024.

On October 23, 2023, the Company signed a Promissory Note agreement with Demeter. The Promissory Note converted outstanding net amounts due from Demeter as of December 31, 2022 in the amount of $2,724,415 into a note receivable, payable over 72 months, with a simple interest of 5%, and with the first payment to be received on October 31, 2024. As of December 31, 2023, the remaining balance of the note receivable is $2,590,932. See below for exchange of this note receivable for aircraft and right-of-use assets and lease liabilities during the year ended December 31, 2024.

The Company leased aircraft owned by Demeter on an hourly basis; per the terms of the management agreement, the Company paid the aircraft owner a rate per hour that the plane is used in charter sales. Amounts due to Demeter for these lease payments was included in the exchange below.

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

Director Independence

The OTC Markets Group Inc. does not have a requirement that a majority of our Board of Directors be independent. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  As of December 31, 2025, only Vincent Monteparte came within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Premier by our principal accountants during the years ended December 31, 2025, and 2024, respectively:

Fee Category	2025	2024
Audit Fees	$130,000	$198,852
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$130,00	$198,852

The aggregate fees billed for professional services rendered by Macias Gini & O'Connell LLP, the Company’s former auditor was $25,000. The aggregate fees billed to Fruci & Associates II, PLLC for professional services for the year ended December 31, 2025 was $92,000.

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

PART IV

ITEM 15.       EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.6	Certificate of Designation of Series A Preferred Stock of Premier Air Charter Holdings Inc. dated August 6, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
3.7	Amended Certificate of Designation of Series A Preferred Stock filed October 21, 2025	Incorporated by reference to Exhibit 3.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
3.8	Certificate of Amendment to Designations of Preferences and Rights of Series A Preferred Stock, filed November 7, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.2	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.4	Conversion Agreement, dated as of August 5, 2025, by and between Premier Air Charter Holdings Inc. and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
10.5	Letter Agreement, dated October 21, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
10.6	Conversion Agreement dated November 11, 2025, by and between the Company and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
10.7	Conversion Agreement dated November 11, 2025, by and between the Company and Prime Loan	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025

Exhibit No.	Description	Incorporation by Reference
10.8	Form of Independent Director Engagement Agreement	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
10.9	Form of Nonstatutory Stock Option Agreement	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
16.1	Letter from Macias Gino & O’Connell LLC	Incorporated by reference to Exhibit 16.1 filed on Form 8-K with the Securities and Exchange Commission on June 27, 2025
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed herewith.

ITEM 16.       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PREMIER AIR CHARTER HOLDINGS, INC.

Dated: April 15, 2026	By:	/s/ Sandra DiCicco Bonar
Sandra DiCicco Bonar
CEO
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Ross David Gourdie
Ross David Gourdie
President, Treasurer and Director
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Sandra DiCicco Bonar	CEO
Sandra DiCicco Bonar	(Principal Executive Officer and Principal Financial Officer)

/s/ Ross David Gourdie	President, Treasurer and Director
Ross David Gourdie	(Principal Accounting Officer)

/s/ Vincent Monteparte	Chairperson
Vincent Monteparte

/s/Amy Scannell	Director
Amy Scannell

/s/Gregory Johnson	Director
Gregory Johnson

