Form 10-Q
period 2026-03-31
Premier Air Charter Holdings Inc.
filed 2026-05-15
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

PREMIER AIR CHARTER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	000-56312	99-0385465
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

2006 Palomar Airport Road, Suite 210, Carlsbad, CA		92011
(Address of principal executive offices)		(Zip Code)

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

At May 15, 2026, there were 280,848,293 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements are based on information available as of the date and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

PREMIER AIR CHARTER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Assets
Cash	$288,412	$213,175
Accounts receivable, net allowance of $1,801,299 and $1,568,030, respectively	3,467,396	2,902,173
Other receivables	226,062	226,062
Due from related parties, current portion	181,163	60,479
Prepaid expenses and other current assets	325,883	325,883
Total current assets	4,488,916	3,727,772
Property and equipment, net	8,589,690	8,412,922
Right of use assets - operating	11,456,797	9,449,375
Right of use assets - financing	11,195,314	11,356,858
Investment - related party	58,851	46,240
Maintenance reserves	2,988,566	3,058,945
Total assets	$38,778,134	$36,052,112

Liabilities and Stockholder's Equity (Deficit)
Accounts payable and accrued expenses	$6,356,275	$4,838,507
Deferred revenue	296,776	733,785
Due to related parties	3,871,977	2,701,004
Right of use liabilities - operating	2,431,222	1,974,051
Right of use liabilities - financing	1,872,283	1,895,018
Long-term debt, current portion	3,849,230	4,036,728
Long-term debt, related parties, current portion	154,127	154,127
Total current liabilities	18,831,890	16,333,220
Right of use liabilities - operating, net of current portion	8,944,330	7,475,324
Right of use liabilities - financing, net of current portion	7,857,496	7,943,661
Long-term debt, net of current portion	–	–
Long-term debt, related parties, net of current portion	331,593	331,593
Total liabilities	35,965,309	32,083,798

Commitments and contingencies (Note 8)

Stockholders' Equity
Series A Preferred stock: par value $0.001; 155,000 shares authorized; 145,410 issued and outstanding at March 31, 2026 and December 31, 2025	9,351,465	9,351,465
Common stock: par value $0.001; 5,000,000,000 shares authorized; 280,848,293 and 280,848,293 issued and outstanding, respectively	280,848	280,848
Additional paid-in capital	82,417	81,500
Accumulated deficit	(6,901,905)	(5,745,499)
Stockholders' equity	2,812,825	3,968,314
Total liabilities and total stockholders' equity	$38,778,134	$36,052,112

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2026 (unaudited)	2025 (audited)
Revenue	$7,203,459	$5,875,523
Cost of sales	6,666,359	5,728,935
Gross profit	537,100	146,588
Operating expenses
Payroll and related expenses	407,683	368,745
Selling, general and administrative	869,880	633,521
Total operating expenses	1,277,563	1,002,266
Loss from operations	(740,463)	(855,678)
Other (income) expense, net
Interest expense	435,178	306,521
Other	(19,235)	61,406
Other expense (income), net	415,943	367,927
Net loss	$(1,156,406)	$(1,223,605)

Net loss per basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	280,848,293	247,199,325

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance, December 31, 2024	–	$–	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	–	–	41,977,244	41,977	–	(41,977)	–
Net loss	–	–	–	–	–	(1,223,605)	(1,223,605)
Balance, March 31, 2025	145,410	$9,351,465	279,848,293	$279,848	$40,000	$(3,103,483)	$2,783,635

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance, December 31, 2025	145,410	$9,351,465	280,848,293	$280,848	$81,500	$(5,745,499)	$3,968,314
Stock-based compensation	–	–	–	–	917	–	917
Net loss	–	–	–	–	–	(1,156,406)	(1,156,406)
Balance, March 31, 2026	145,410	$9,351,465	280,848,293	$280,848	$82,417	$(6,901,905)	$2,812,825

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026 (unaudited)	2025 (unaudited)
Cash flows from operating activities
Net loss	$(1,156,406)	$(1,223,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt expense	233,270	–
Depreciation and amortization	576,342	263,853
(Income) loss on investment in related party	(12,611)	65,857
Stock based compensation	917	–
Changes in operating assets and liabilities:
Accounts receivable	(798,493)	(48,342)
Other receivables	–	13,737
Due from/to related parties	1,050,289	1,221,750
Accounts payable and accrued expenses	1,517,768	519,631
Deferred revenue	(437,009)	181,988
Right of use assets/liabilities - operating	(81,245)	–
Net cash provided by operating activities	892,822	994,869

Cash flows from investing activities
Acquisition of property and equipment	(367,274)	(691,055)
Capitalized of engine reserves	(153,913)	(280,552)
Net cash used in investing activities	(521,187)	(971,607)

Cash flows from financing activities
Payments on financing lease obligations	(108,900)	(101,900)
Repayments of long-term debt	(187,498)	–
Net cash provided by (used in) financing activities	(296,398)	(101,900)

Net change in cash	75,237	(78,638)
Cash at beginning of period	213,175	225,228
Cash at end of the period	$288,412	$146,590

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right of use assets and liabilities - operating	$2,489,173	$–

Cash paid during the year for:
Interest	$435,178	$306,521
Income taxes	$–	$–

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

On May 30, 2025, Altair International Corp. changed its name to Premier Air Charter Holdings Inc. and a change in its trading symbol to “PREM”.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. During the most recent calendar year and for the three months ended March 31, 2026, the Company has incurred a net loss.

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

2.          Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2026, and not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Assets and liabilities that are subject to judgment and use of estimates include the determination of an allowance for doubtful accounts, deferred revenue, determination of the incremental borrowing rate used and the classification of right of use leases, recoverability of long-lived assets, including engine reserves and estimates used in the Company’s going concern analysis.

Concentration of Credit Risk

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 44% and 9% of revenue for the three months ended March 31, 2026 and 2025, respectively. There were two customers that accounted for 93% and 97% of accounts receivable as of March 31, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of March 31, 2026 and December 31, 2025, The Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation.

Revenues

The Company’s disaggregated revenues comprised of the following for the three months ended March 31:

	March 31,	March 31,
	2026	2025

Charter sales	$6,965,996	$5,801,367
Management fees	22,058	12,750
Maintenance revenues	173,808	59,552
Other revenues	41,597	1,854
Total:	$7,203,459	$5,875,523

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of shares and dilutive share equivalents outstanding. The Company has potentially dilutive shares related to convertible preferred shares outstanding for the periods presented within these financial statements.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the company and decides how to better allocate resources based on consolidated net loss that is reported on the Consolidated Statements of Operations. Our objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our operations segment are the same as those described in the summary of significant accounting policies herein. The CODM primarily uses net loss, which is located on the condensed statement of operations, as the key measure of segment performance. This metric is used to assess the Company’s overall profitability and to make decisions regarding resource allocation.

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

3.          Financial Statement Elements

Property and Equipment

Property and equipment, net, as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31,	December 31,
	2026	2025

Aircraft and improvements	$9,623,270	$9,255,997
Equipment	126,872	126,872
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	9,777,266	9,409,993
Less accumulated depreciation	(1,187,576)	(997,071)
Total property and equipment	$8,589,690	$8,412,922

Depreciation related to property and equipment was $190,506 and $102,309 for the three months ended, 2026 and 2025, respectively.

Aircraft Engine Long Term Service Contracts

The Company is a party to long-term service contracts to perform engine replacement and major maintenance. These contracts extend the useful life of an engine by providing major maintenance and/or replacement engines to mitigate risk of lost charter revenue due to aircraft downtime. Under these arrangements, the Company makes periodic payments in advance of services being performed or replacement parts being provided. These payments are generally based on contractual minimum usage requirements as well as variable usage in excess of such minimum thresholds. Payments made for such contracts for aircraft operated under operating leases are expensed as incurred. In the case of long-term service contracts for aircraft owned or financed, the Company evaluates the economic substance of these arrangements and accounts for the related payments based on their underlying nature as follows:

•	Reserve balances – Amounts funded under these programs represent prepaid maintenance funding and are recorded as an asset on the balance sheet. These balances are amortized over the remaining term of the respective agreements based on estimated level-rate engine hours over the contractual term of the maintenance arrangements. The amortization reflects the pattern of consumption of the underlying economic benefit and is periodically adjusted based on updated estimates of future aircraft utilization.
•	Minimum usage component – Payments associated with contractual minimum usage requirements are considered part of the overall reserve funding structure. Increases in reserve balances resulting from such minimum funding are included within the engine reserve asset and are amortized over the remaining contractual term based on estimated level-rate engine hours over the term of the maintenance arrangements. This amortization reflects the pattern of consumption of the underlying economic benefit and is periodically adjusted based on updated estimates of future aircraft utilization.
•	Incremental usage component – Payments associated with usage in excess of contractual minimum thresholds represent variable, usage-based consumption of engine life and are expensed as incurred.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a gain (loss) of $12,611 and ($65,857), respectively. The Company bases the fair market value of the investment on the closing stock price of DFC’s common stock which is considered a similar investment.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025

Accounts payable	$5,962,710	$4,256,149
Payroll liabilities	263,243	441,772
Credit cards payable	130,322	140,586
Total:	$6,356,275	$4,838,507

Deferred revenue is recorded when payments are received in advance of the Company performing its service obligations and are recognized over the service period. Deferred revenue primarily relates to prepayments of chartered flights as customers pay upfront for flights. Deferred revenue as of March 31, 2026 and December 31, 2025 was $296,776 and $733,785, respectively. All deferred revenue as of December 31, 2025 was recognized as of March 31, 2026 and all deferred revenue as of March 31, 2026, is expected to be recorded as revenue in calendar 2026.

4. Aircraft Lease Agreements

The Company entered into aircraft lease and management agreements with Paradigm Jet Management (“Paradigm”), pursuant to which the Company provided aircraft access and related services.

General Description

Under the terms of the agreements, the Company made aircraft available to Paradigm for charter operations. The Company retained operational control of the aircraft and was responsible for providing flight services, maintenance coordination, and related support. The agreements included provisions for minimum guaranteed usage as well as variable usage based on actual flight hours.

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

Accounts Receivable and Contractual Amounts

As of March 31, 2026, the Company has recognized amounts due under these agreements, including amounts associated with minimum guaranteed usage that had not yet been invoiced. Certain amounts remain outstanding and are subject to ongoing collection efforts, including potential legal proceedings.

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

As discussed in Note 7, in May 2024, the Company and Demeter signed an Aircraft Asset Rights Transfer Agreement which included leases on four aircraft. At the time of assignment, the Company recorded right of use assets and liabilities – operating of $4,558,913 and $4,558,193, and right of use assets and liabilities – financing of $12,433,818 and $10,520,064, respectively. The Company accounted for the assets and liabilities assumed at their carrying value due to both entities being under common control. The operating leases are payable in monthly payments ranging from $25,000 to approximately $32,000 through December 2029 and contained an initial imputed interest rates ranging from 7.75% to 12.90% and are secured by the equipment being leased.

On December 15, 2025, the Company entered into a lease agreement for a 2004 Cessna 750. The lease agreement is for 60 months and includes monthly payments of $56,509. During the term of the lease, the Company is responsible for any and all maintenance required to keep the Cessna 750 in regulatory compliance and airworthy in accordance with manufacturer and/or FAA regulations. On January 1, 2026, the Company recorded a right of use asset and liability – operating of $2,489,173. The Company used an imputed interest rate of 12.9%.

For the three months ended March 31, 2026 and 2025, the Company recorded total operating lease expense of approximately $249,012 and $111,000, respectively. As of March 31, 2026, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 4.1 years and 10.7%, respectively.

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from July 2024 to October 2028, contain original imputed interest rates ranging from 3.85% to 7.75%, and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the three months ended March 31, 2026 and 2025, the Company recorded total financing lease expense of approximately $174,746 and $71,000, respectively. As of March 31, 2026, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 2.5 years and 6.5%, respectively.

6.          Notes Payable

As part of the transfer from Demeter as noted in Note 7, the Company assumed a loan with a third party of $1,050,259. The loan incurs interest at 12.0% per annum and requires monthly payments of $20,154 and a balloon payment of $1,040,169 in July 2024. The loan was secured by the aircraft. In July 2024, the aircraft securing the loan was sold and a portion of the sales proceeds were used to satisfy the loan in full.

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding loan balance at March 31, 2026 and December 31, 2025 was $3,642,317 and $3,769,402, respectively.

In April 2025, the Company received a loan of $107,000 from a third party to be used in operations. The monthly loan payments of $10,118 commenced on May 3, 2025 and will continue until May 3, 2026. The loan incurs interest at a rate of 24.00% per annum. The outstanding balance at March 31, 2026 and December 31, 2025, was $0, and $29,178, respectively.

In September 2025, the Company received a loan of $482,500 from a third party to be used in operations. The loan requires weekly payments of $15,796 commencing in September 2025 and will continue until paid off which is expected to be in July 2026. The loan incurs an effective interest rate of 90.67% per annum. The loan is guaranteed by the primary shareholder of the Company. The outstanding loan balance at March 31, 2026 and December 31, 2025 was $206,913 and $337,860, respectively.

In September 2025, the Company converted amounts due of $662,488 to a lessor previously recorded as accounts payable to a loan payable. The loan requires weekly payments of $42,638 commencing in September 2025 and will continue until paid off which is expected to be in December 2025. The loan incurs an effective interest rate of 18.00% per annum. Under a default, the lessor has the right to terminate the leasing arrangements. The outstanding loan balance at March 31, 2026 and December 31, 2025 was $0 and $0, respectively.

All remaining debt balances are due within the year end December 31, 2026.

7.          Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of March 31, 2026 and for the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31, 2026

Entity Name	Nature of Transactions	Transaction Amount, Net During the Period Ended March 31, 2026	Outstanding Balance as of March 31, 2026	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$(500)	$–	Refer to (a)
Demeter N207JB	Charter Sales	22,448	–	Refer to (a)
Demeter N265AV	Charter Sales	(20,750)	(2,152)	Refer to (a)
Demeter N555DH	Charter Sales	(3,493)	–	Refer to (a)
Demeter N713FL	Charter Sales	(2,000)	–	Refer to (a)
Demeter N813MS	Charter Sales	(39,067)	–	Refer to (a)
Tipp Investments	Charter Sales	188,250	183,315	Refer to (a)
			$181,163
Due to Related Parties
Afinida - Note	Promissory note payable	–	$485,720	Refer to (b)
Afinida - Marketing	Marketing	$11,095	5,510	Refer to (c)
Innoworks	Payroll Advances Accounts Payable	1,107,266	3,766,467	Refer to (b)
Tipp Investments	Marketing	40,000	100,000	Refer to (c)
			$4,357,697
Others
Dalrada Financial Corp.	Investment	$12,611	$58,851	Refer to Note 3

For the Three Months Ended March 31, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Quarter ended March 31, 2025	Outstanding Balance as of March 31, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$–	$5,144	Refer to (a)
Demeter N207JB	Charter Sales	–	4,125	Refer to (a)
Demeter N614AF	Charter Sales	–	39,067	Refer to (a)
Demeter N265AV	Charter Sales	–	20,750	Refer to (a)
Demeter N555DH	Charter Sales	–	3,493	Refer to (a)
Demeter N713FL	Charter Sales	–	2,000	Refer to (a)
Dalrada Energy Services	Charter Sales	–	(3,789)	Refer to (a)
			$70,790
Due to Related Parties
Afinida - Note	Promissory note payable	$–	$485,720	Refer to (b)
Prime Capital Inc - Note	Promissory note payable	–	366,549	Refer to (b)
Innoworks - Note	Promissory note payable	–	6,419,269	Refer to (b)
Innoworks - Advances	Accounts payable - Payroll	1,115,942	1,115,942	Refer to (b)
Afinida - Marketing	Marketing	50,834	5,877	Refer to (c)
CSL Staffing	Staffing services	9,048	9,048	Refer to (c)
Tipp Investments	Marketing	20,000	–	Refer to (c)
			$8,402,405
Others
Dalrada Financial Corp.	Investment	$(65,857)	$19,617

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

See Note 7 for discussion of related party notes converted into Series A.

10.          Stock-Based Compensation

On February 19, 2026, the Company issued 150,000 options to new members of the Board of Directors. The options vest over a 12-month period and hold an exercise price of $0.06 per share. The options expire in five years after issuance. The fair value of the options granted were $0.06 per share, or $8,250 which was calculated using the Black-Scholes model.

The options were valued using the Black-Scholes options pricing model with the following assumptions:

Market value of common stock on issuance date	$ 8,250
Exercise price	$ 0.063
Expected volatility	149.20%
Expected term (in years)	5.0
Risk-free interest rate	3.65%
Expected dividend yields	0.0

11.       Subsequent Events

On April 8, 2026, the Company executed a commercial loan in the amount of $710,000. The term of the loan is over 49 weeks, an origination fee of $28,663 and total interest expense of $269,800. $252,747 of the loan proceeds were used to pay off a prior loan.

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

Results of operations for the three months ended March 31, 2026 and 2025

Revenues

Revenues for the three months ended March 31, 2026 as compared to March 31, 2025 totaled $7,203,459 and $5,875,523, respectively. Charter Sales increased by $1,164,629, or 20.1%, and was driven by new aircraft put into service during the fiscal year ended December 31, 2025. Maintenance Revenue increased by $114,256, or 191.9%.

Cost of Sales

Cost of Sales for the three months ended March 31, 2026 as compared to March 31, 2025 totaled $6,666,359 and $5,728,935, respectively, an increase of $937,424. The increase in cost of revenues was primarily the result of a rise in fuel prices due to geo political circumstances including the war in Iran. Additionally, there was an increase in expenses related to Engine Reserves in the amount of $540,972.

Operating Expenses

Operating Expenses for the three months ended March 31, 2026 as compared to March 31, 2025 totaled $1,277,563 and $1,002,266, respectively, an increase of $275,297. This increase is primarily due the additional payroll, insurance and taxes required to support additional aircraft flight activity..

Loss from Operations

Loss from Operations for the three months ended March 31, 2026 was ($740,463) compared to ($855,678) for the three months ended March 31, 2025. The loss from operations for the three months ending March 31, 2026 decreased by $115,215, or 13.5%, and was primarily driven by an increase in Charter Sales and Maintenance Revenue.

Other Income (Expense)

Other (Income) Expense for the three months ended March 31, 2026 as compared to March 31, 2025 totaled $415,943 and $367,927, respectively, an increase of $48,016. This Other Expense decrease is primarily attributable interest expense related to aircraft leases and additional debt.

Net Income (Loss)

Net Loss for the three months ended March 31, 2026 was ($1,156,406) compared to ($1,223,605) for the three months ended March 31, 2025. The Net Loss for the three months ending March 31, 2026 decreased by $67,199, or 5.5%, and was a primarily a result of an increase in Charter Sales.

Cash Flows

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$892,822	$994,869
Net cash used in investing activities	(521,187)	(971,607)
Net cash used financing activities	(296,398)	(101,900)
Net change in cash during the period	$75,237	$(78,638)

Cash flow from Operating Activities

During the three months ended March 31, 2026, the Company incurred a Net Loss of ($1,156,406) compared to ($1,223,605) for the first three months ending March 31, 2025. This decrease in cash provided was primarily driven by an increase in accounts receivable.

Cash flow from Investing Activities

During the three months ended March 31, 2026, the Company used $521,187 of cash investing in aircraft and supporting engine maintenance contracts, compared to cash used of $971,607 for the three months ended March 31, 2025.

Cash flow from Financing Activities

During the three months ended March 31, 2026, the Company used $296,398 in cash to pay down long-term debt and aircraft financing lease obligations compared to cash used of $101,900 for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At March 31, 2026, the Company had current assets of $4,488,916 and current liabilities of $18,831,890 compared with current assets of $3,727,772 and current liabilities of $16,333,220 at December 31, 2025. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations, and obtaining cost effective financing to invest in additional charter aircraft, , as well as continued financial support from related parties.

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

Premier Air Charter Holdings Inc. incurred net losses of $1,156,406 and $1,223,605 during the three months ended March 31, 2026 and 2025, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated, modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.6	Certificate of Designation of Series A Preferred Stock of Premier Air Charter Holdings Inc. dated August 6, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
3.7	Amended Certificate of Designation of Series A Preferred Stock filed October 21, 2025	Incorporated by reference to Exhibit 3.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
3.8	Certificate of Amendment to Designations of Preferences and Rights of Series A Preferred Stock, filed November 7, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.2	Amended and Restated Promissory Note payable to Primer Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.4	Conversion Agreement, dated as of August 5, 2025, by and between Premier Air Charter Holdings Inc. and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
10.5	Letter Agreement, dated October 21, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
10.6	Conversion Agreement dated November 11, 2025, by and between the Company and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
10.7	Conversion Agreement dated November 11, 2025, by and between the Company and Prime Loan	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025

Exhibit No.	Description	Incorporation by Reference
10.8	Form of Independent Director Engagement Agreement	Incorporated by reference to Exhibit 10. filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
10.9	Form of Nonstatutory Stock Option Agreement	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
16.1	Letter from Macias Gino & O’Connell LLC	Incorporated by reference to Exhibit 16.1 filed on Form 8-K with the Securities and Exchange Commission on June 27, 2025
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Principal Financial/Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER AIR CHARTER HOLDINGS INC.

Dated: May 15, 2026
/s/ Sandra DiCicco Bonar Sandra DiCicco Bonar Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Ross David Gourdie
Ross David Gourdie
President, Treasurer and Director
(Principal Accounting Officer)

