Form 10-Q
period 2026-06-30
Premier Air Charter Holdings Inc.
filed 2026-08-14
CIK 1570937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 14, 2026, there were 280,848,293 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, except as required by law. Investors should not place undue reliance on these statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

PREMIER AIR CHARTER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Cash	$156,504	$213,175
Accounts receivable, net allowance of $1,801,299 and $1,568,030 respectively	4,014,634	2,902,173
Other receivables	176,580	226,062
Due from related parties, current portion	196,862	60,479
Prepaid expenses and other current assets	772,043	325,883
Total current assets	5,316,623	3,727,772
Property and equipment, net	8,882,993	8,412,922
Right of use assets - operating	10,787,675	9,449,375
Right of use assets - financing	11,033,770	11,356,858
Investment - related party	74,264	46,240
Maintenance reserves	3,117,923	3,058,945
Total assets	$39,213,248	$36,052,112

Liabilities and Stockholder's Equity (Deficit)
Accounts payable and accrued expenses	$7,063,254	$4,838,507
Deferred revenue	250,123	733,785
Due to related parties	5,105,765	2,701,004
Right of use liabilities - operating	2,493,633	1,974,051
Right of use liabilities - financing	1,894,988	1,895,018
Long-term debt, current portion	4,373,736	4,036,728
Long-term debt, related parties, current portion	157,405	154,127
Total current liabilities	21,338,904	16,333,220
Right of use liabilities - operating, net of current portion	8,294,040	7,475,324
Right of use liabilities - financing, net of current portion	7,724,055	7,943,661
Long-term debt, net of current portion	–	–
Long-term debt, related parties, net of current portion	328,315	331,593
Total liabilities	37,685,314	32,083,798

Commitments and contingencies (Note 8)

Stockholders' Equity
Series A Preferred stock: par value $0.001; 155,000 shares authorized; 145,410 issued and outstanding at June 30, 2026 and December 31, 2025	9,351,465	9,351,465
Common stock: par value $0.001; 5,000,000,000 shares authorized; 280,848,293 and 280,848,293 issued and outstanding, respectively	280,848	280,848
Additional paid-in capital	84,924	81,500
Accumulated deficit	(8,189,303)	(5,745,499)
Stockholders' equity	1,527,934	3,968,314
Total liabilities and total stockholders' equity	$39,213,248	$36,052,112

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenue	$5,783,795	$7,427,321	$12,987,254	$13,302,844
Cost of sales	5,818,840	7,205,857	12,485,199	12,934,792
Gross profit	(35,045)	221,464	502,055	368,052
Operating expenses	–
Payroll and related expenses	347,995	464,329	755,678	833,074
Selling, general and administrative	522,917	580,797	1,392,797	1,214,318
Total operating expenses	870,912	1,045,126	2,148,475	2,047,392
Loss from operations	(905,957)	(823,662)	(1,646,420)	(1,679,340)
Other (income) expense, net	–
Interest expense	403,704	307,989	838,882	614,510
Other	(22,263)	(131,706)	(41,498)	(70,300)
Other expense (income), net	381,441	176,283	797,384	544,210
Net loss	$(1,287,398)	$(999,945)	$(2,443,804)	$(2,223,550)

Net loss per basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	280,848,293	247,848,293	280,848,293	263,757,016

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Six Months Ended June 30, 2026

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance, December 31, 2024	–	$–	237,871,049	$237,871	$40,000	$(1,837,901)	$(1,560,030)
Acquisition of Premier Air Charter Inc.	–	–	41,977,244	41,977	–	(41,977)	–
Net loss	–	–	–	–	–	(1,223,605)	(1,223,605)
Balance, March 31, 2025	–	–	279,848,293	279,848	40,000	(3,103,483)	(2,783,635)
Net loss						(999,945)	(999,945)
Balance, June 30, 2025	–	$–	279,848,293	$279,848	$40,000	$(4,103,428)	$(3,783,580)

Balance, December 31, 2025	145,410	$9,351,465	280,848,293	$280,848	$81,500	$(5,745,499)	$3,968,314
Stock-based compensation	–	–	–	–	917	–	917
Net loss	–	–	–	–	–	(1,156,406)	(1,156,406)
Balance, March 31, 2026	145,410	$9,351,465	280,848,293	$280,848	$82,417	$(6,901,905)	$2,812,825
Stock-based compensation	–	–	–	–	2,507	–	2,507
Net loss	–	–	–	–	–	(1,287,398)	(1,287,398)
Balance, June 30, 2026	145,410	$9,351,465	280,848,293	$280,848	$84,924	$(8,189,303)	$1,527,934

The accompanying notes are an integral part of these financial statements.

PREMIER AIR CHARTER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,443,804)	$(2,223,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt expense	233,270	–
Depreciation and amortization	1,178,995	554,678
(Income) loss on investment in related party	(28,024)	47,641
Stock based compensation	3,424	–
Changes in operating assets and liabilities:
Accounts receivable	(1,345,731)	(140,416)
Other receivables	49,482	243,559
Due from/to related parties	2,268,378	2,461,529
Prepaid expenses and other current assets	(446,160)	–
Accounts payable and accrued expenses	2,224,745	1,112,884
Deferred revenue	(483,662)	150,124
Right of use assets/liabilities - operating	–	–
Net cash provided by operating activities	1,210,913	2,206,449
Cash flows from investing activities
Acquisition of property and equipment	(877,391)	(1,414,020)
Purchase of engine reserves	(507,565)	(672,935)
Net cash used in investing activities	(1,384,956)	(2,086,955)
Cash flows from financing activities
Payments on financing lease obligations	(219,636)	(205,451)
Proceeds from long-term debt	827,674	107,000
Repayments of long-term debt	(490,666)	(138,795)
Repayments of long-term debt, related parties	–	(48,210)
Net cash provided by (used in) financing activities	117,372	(285,456)
Net change in cash	(56,671)	(165,962)
Cash at beginning of period	213,175	225,228
Cash at end of the period	$156,504	$59,266

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right of use assets and liabilities - operating	$2,489,173	$–

Cash paid during the year for:
Interest	$435,178	$–
Income taxes	$–	$–

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

Premier is a San Diego-based jet charter company that provides private charter flights, aircraft management services, and aircraft maintenance. Premier has its registered office at 2006 Palomar Airport Road, Suite 210, Carlsbad, CA 92011, which is also the principal place of business.

On February 16, 2024, Premier converted to a C-Corporation whereby the 300,000 membership units outstanding at Premier Air Charter, LLC were exchanged for 10,000 shares of the Company’s no par value common stock.

On May 30, 2025, Altair International Corp. changed its name to Premier Air Charter Holdings Inc. and a change in its trading symbol to “PREM”.

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. During the most recent calendar year and for the six months ended June 30, 2026, the Company has incurred a net loss.

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

2.          Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and six months ended June 30, 2026, and are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Concentration of Credit Risk

Accounts receivable are spread over many customers. Credit quality is monitored on an ongoing basis, and reserves for estimated credit losses are recorded as needed. There was one customer that accounted for 25% and 18% of revenue for the six months ended June 30, 2026 and 2025, respectively. There were two customers that accounted for 95% and 97% of accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. As of June 30, 2026 and December 31, 2025, the Company’s investment – related party is considered a level 2 item as the fair market value is based upon the common stock of Dalrada Financial Corporation.

Revenues

The Company’s disaggregated revenues comprised of the following for the six months ended June 30:

	June 30,	June 30,
	2026	2025

Charter sales	$12,520,362	$13,098,902
Management fees	–	25,500
Maintenance revenues	390,225	158,240
Other revenues	76,667	20,202
Total:	$12,987,254	$13,302,844

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

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the company and decides how to better allocate resources based on consolidated net loss that is reported on the Consolidated Statements of Operations. Our objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our operations segment are the same as those described in the summary of significant accounting policies herein. The CODM primarily uses net loss, which is located on the condensed statement of operations, as the key measure of segment performance. This metric is used to assess the Company’s overall profitability and to make decisions regarding resource allocation.

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

In November 2024, FASB issued the ASC 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

3.          Financial Statement Elements

Property and Equipment

Property and equipment, net, as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30,	December 31,
	2026	2025

Aircraft and improvements	$10,133,388	$9,255,997
Equipment	126,872	126,872
Building Signage	12,885	12,885
Vehicles	3,000	3,000
Furniture	11,239	11,239
Total:	10,287,384	9,409,993
Less accumulated depreciation	(1,404,391)	(997,071)
Total property and equipment	$8,882,993	$8,412,922

Depreciation related to property and equipment was $402,977 and $215,771 for the six months ended June 30, 2026 and 2025, respectively.

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

During the six months ended June 30, 2026, the Company capitalized $507,565 of engine reserve payments associated with reserve funding and contractual minimum usage requirements. During the same period, the Company recognized $2,033,917 of engine reserve expense consisting primarily of variable usage-based payments together with amortization of previously capitalized engine reserve balances.

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

During the six months ended June 30, 2026 and 2025, the Company recorded a gain (loss) of $28,025 and 18,216, respectively. The Company bases the fair market value of the investment on the closing stock price of DFC’s common stock which is considered a similar investment.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025

Accounts payable	$6,899,780	$4,256,149
Payroll liabilities	679	441,772
Credit cards payable	162,795	140,586
Total:	$7,063,254	$4,838,507

Deferred revenue is recorded when payments are received in advance of the Company performing its service obligations and are recognized over the service period. Deferred revenue primarily relates to prepayments of chartered flights as customers pay upfront for flights. Deferred revenue as of June 30, 2026 and December 31, 2025 was $250,123 and $733,785, respectively. All deferred revenue as of December 31, 2025 was recognized as of June 30, 2026 and all deferred revenue as of June 30, 2026, is expected to be recorded as revenue in calendar 2026.

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

Accounts Receivable and Contractual Amounts

As of June 30, 2026, the Company has recognized amounts due under these agreements, including amounts associated with minimum guaranteed usage that had not yet been invoiced. Certain amounts remain outstanding and are subject to ongoing collection efforts, including potential legal proceedings.

5.          Right of Use Assets and Liabilities

Right of Use - Operating

The Company has a month-to-month lease for its office, ramp and hangar space in Carlsbad, California. The Company entered into a lease amendment on February 14, 2023, increasing the monthly rent to $7,108. The Company entered into another lease amendment on February 1, 2024 which increased the monthly rent to $9,438. Effective September 1, 2024, the Company entered into a revised lease agreement for a period of 60 months expiring on August 31, 2029. Under the terms of the agreement, the Company’s initial monthly payment is $28,371 increasing by a minimum of 3% per annum each subsequent year. On September 1, 2024, the Company recorded a right of use asset and liability – operating of $1,317,020. The Company used an imputed interest rate of 12.9%.

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

For the six months ended June 30, 2026 and 2025, the Company recorded total operating lease expense of approximately $1,795,989 and $431,000, respectively. The increase in operating lease expense during the six months ended June 30, 2026 was primarily attributable to additional aircraft operating leases entered into during the period ended June 30, 2026. As of June 30, 2026, the weighted average remaining lease term and the weighted average discount rate for the operating leases was 3.62 years and 10.7%, respectively.

Maturities of the Company’s right of use liabilities – operating is as follows:

Remainder of 2026	$1,799,495
2027	3,606,109
2028	3,617,053
2029	3,496,765
2030	807,708
Total lease payments	13,327,130
Less: Imputed interest	(2,539,457)
Present value of operating lease liabilities	10,787,673
Less: Current portion	(2,493,633)
Long-term portion	$8,294,040

Right of Use - Financing

The financing leases are payable in monthly payments ranging from $14,698 to $53,077 through dates ranging from July 2024 to October 2028, contain original imputed interest rates ranging from 3.85% to 7.75%, and are secured by the equipment being leased. Additionally, the leases have balloon payments due at the end of the leases totaling $8,894,298.

For the six months ended June 30, 2026 and 2025, the Company recorded total financing lease expense of approximately $410,202 and $71,000, respectively. As of June 30, 2026, the weighted average remaining lease term and the weighted average discount rate for the financing leases was 1.75 years and 6.5%, respectively.

Maturities of the Company’s right of use liabilities – financing is as follows:

Remainder of 2026	$2,578,167
2027	958,195
2028	8,116,608
Total lease payments	11,652,969
Less: Imputed interest	(1,814,291)
Present value of finance lease liabilities	9,838,679
Less: Current portion	(1,895,018)
Long-term portion	$7,943,661

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

In September 2024, in connection with the purchase of an aircraft, the Company entered into a loan with a third party for $3.8 million. The loan incurs interest at 12.9% per annum and requires 24 monthly payments of $48,377 and a balloon payment of $3,595,153 on September 2, 2026. The loan is secured by the aircraft and guaranteed by the Company’s shareholder. The outstanding loan balance at June 30, 2026 and December 31, 2025 was $3,614,449 and $3,669,692, respectively.

In April 2025, the Company received a loan of $107,000 from a third party to be used in operations. The monthly loan payments of $10,118 commenced on May 3, 2025 and will continue until May 3, 2026. The loan incurs interest at a rate of 24.00% per annum. The outstanding balance at June 30, 2026 and December 31, 2025, was $0, and $29,178, respectively.

In September 2025, the Company received a loan of $482,500 from a third party to be used in operations. The loan requires weekly payments of $15,796 commencing in September 2025 and will continue until paid off which is expected to be in July 2026. The loan incurs an effective interest rate of 90.67% per annum. The loan is guaranteed by the primary shareholder of the Company. The outstanding loan balance at June 30, 2026 and December 31, 2025 was $0 and $337,860, respectively.

In September 2025, the Company converted amounts due of $662,488 to a lessor previously recorded as accounts payable to a loan payable. The loan requires weekly payments of $42,638 commencing in September 2025 and will continue until paid off which is expected to be in December 2025. The loan incurs an effective interest rate of 18.00% per annum. Under a default, the lessor has the right to terminate the leasing arrangements. The outstanding loan balance at June 30, 2026 and December 31, 2025 was $0 and $0, respectively.

On April 8, 2026, the Company entered into a revenue purchase agreement for $710,000. The term of the loan is 49 weeks, with an origination fee of $28,663 and total contractual finance charges of $269,800. $252,747 of the proceeds was used to pay off a prior loan. The net balance of the loan is $589,103 as of June 30, 2026.

On May 8, 2026, the Company drew $60,000 on a line of credit, which carries a 10.03% annual percentage rate and a term of 12 months. The net balance of the line of credit is $55,184 as of June 30, 2026.

On June 6, 2026, the Company received a term loan of $115,000, which carries a 25.5% annual percentage rate and a term of 12 months. The net balance of the loan is $115,000 as of June 30, 2026.

7.          Related Party Transactions

The tables below summarize the Company’s transactions and balances with its related parties as of June 30, 2026 and for the six months ended June 30, 2026 and 2025:

For the Six months Ended June 30, 2026

Entity Name	Nature of Transactions	Transaction Amount, Net During the Period Ended June 30, 2026	Outstanding Balance as of June 30, 2026	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$(500)	$–	Refer to (a)
Demeter N207JB	Charter Sales	22,448	–	Refer to (a)
Demeter N265AV	Charter Sales	(20,750)	–	Refer to (a)
Demeter N555DH	Charter Sales	(3,493)	–	Refer to (a)
Demeter N713FL	Charter Sales	(2,000)	–	Refer to (a)
Demeter N813MS	Charter Sales	(39,067)	–	Refer to (a)
Tipp Investments	Charter Sales	229,796	195,862	Refer to (a)
			$195,862
Due to Related Parties
Afinida - Note	Promissory note payable	–	$485,720	Refer to (b)
Afinida - Marketing	Marketing	$11,095	–	Refer to (c)
Innoworks	Payroll Advances Accounts Payable	2,286,564	4,945,765	Refer to (b)
Tipp Investments	Marketing	100,000	160,000	Refer to (c)
			$5,591,485
Others
Dalrada Financial Corp.	Investment	$28,024	$74,264	Refer to Note 3

For the Six months Ended June 30, 2025

Entity Name	Nature of Transactions	Transaction Amount, Net During the Period Ended June 30, 2025	Outstanding Balance as of June 30, 2025	Affiliation, Terms and Conditions
Due from Related Parties
Demeter Harvest	Charter Sales	$300	$21,374	Refer to (a)
Demeter N207JB	Charter Sales	13,089	4,125	Refer to (a)
Demeter N265AV	Charter Sales	–	20,750	Refer to (a)
Demeter N555DH	Charter Sales	–	3,493	Refer to (a)
Demeter N713FL	Charter Sales	(29,377)	2,000	Refer to (a)
Demeter N813MS	Charter Sales	–	39,067	Refer to (a)
Genefic, Inc.	Charter Sales	–	8,500	Refer to (a)
Tipp Investments	Charter Sales	–	27,704	Refer to (a)
			$127,014
Due to Related Parties
Afinida - Note	Promissory note payable	$–	$485,720	Refer to (b)
Prime Capital Inc - Note	Promissory note payable	–	366,549	Refer to (b)
Innoworks - Note	Promissory note payable	–	6,419,269	Refer to (b)
Innoworks - Advances	Accounts payable - Payroll	2,565,646	–	Refer to (b)
Afinida - Marketing	Marketing	44,538	8,993	Refer to (c)
Tipp Investments	Marketing	80,000	160,000	Refer to (c)
			$7,300,532
Others
Dalrada Financial Corp.	Investment	$18,216	$37,833	Refer to Note 3

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

Management fees

Per the terms of the management agreements between the Company and aircraft owners, a management fee is invoiced to owners on a monthly basis for the management of the aircraft, which primarily consists of handling administrative tasks in order to manage the rental of the planes. As of June 30, 2026, the Company doesn’t have an active management agreement with a related party.

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

On May 31, 2024, Demeter Harvest Corp. (“Demeter”) and Premier filed a Petition and Demand against Empyreal Jet, Inc. in the district court located in Harris County, Texas (Cause No. 2024-34231/Court: 281) claiming Breach of Contract, Promissory Estoppel seeking damages over $200,000 but no more than $1,000,000. The Company has refiled its claim in the US District Court for the Southern District of Texas, Houston Division, Civil Action No. 4:25-cv-06285 and the matter is in discovery phase of litigation.

On March 11, 2025, a former employee filed a General Civil Complaint for Damages against Premier and Innoworks Employment Services, Inc. in the Superior Court of the State of California for the County of San Diego, Central Division (Case No. 25CU012591C) claiming retaliation and wrongful employment termination seeking general and special damages each in the amount of $35,000 as well as punitive and exemplary damages, reasonable attorney fees, interest and such other relief. The parties are in the discovery phase of litigation and the company intends to continue to vigorously defend.

On December 17, 2024, the Company received a notice of investigation from the Federal Aviation Administration’s San Diego Flight Standards Office (“FSDO”). The investigation was the result of a safety complaint from a former employee. The investigation was a series of inquiries related to compliance with regulations related to corrective maintenance actions, to which the Company has responded to all requests. Premier has since implemented new policies and procedures to ensure such errors do not happen again. These new policies and procedures were provided to the FDSO in January 2025. The Company entered into a settlement agreement with the FDSO on June 17, 2026 which required the Company to pay $32,000 as a civil penalty.

On November 18, 2025, Premier Air Charter filed a General Civil Complaint for Property Damage, Loss of Revenue, Civil Assault, Trespass to Chattel, Vandalism, and Intentional Infliction of Emotional Distress and Indemnity against Triumph Jets and Brandon Avila in the Superior Court of the State of California for the County of San Diego (Case No.: 25CU062180N). Repair estimates are estimated at $53,495, in addition to a loss of revenue exceeding $75,000 due to grounding during repair time, as well as treble, punitive and exemplary damages, reasonable attorneys’ fees, interest and such other relief. The parties are in the discovery phase of litigation and intend to continue pursuing the recovery.

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

10.          Stock-Based Compensation

On February 19, 2026, the Company issued 150,000 options to new members of the Board of Directors. The options vest over a 12-month period and have an exercise price of $0.06 per share. The options expire five years after issuance. The fair value of the options granted was $0.055 per share, or $8,250 which was calculated using the Black-Scholes model.

On June 22, 2026, the Company granted 1,500,000 options to newly appointed Chief Financial Officer under the Company’s 2025 Omnibus Equity Incentive Plan. The options vest over a 48-month period and have an exercise price of $0.059 per share. The options expire five years after issuance. The fair value of the options granted was $0.054 per share, or $81,000 which was calculated using the Black-Scholes model.

The options were valued using the Black-Scholes options pricing model with the following assumptions:

Expected volatility	149.20%
Expected term (in years)	5.0
Risk-free interest rate	3.65%
Expected dividend yields	0.0

11.       Subsequent Events

On July 8, 2026, the Company entered into a revenue purchase agreement for $500,000. The term of the loan is 44 weeks, with an origination fee of $20,000 and total interest expense of $215,000.

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no other events requiring disclosure in these financial statements.

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

In addition, these financial statements capture the capital structure of Premier Holdings and reflect only the 237,871,049 common shares issued to the former Premier shareholder as being outstanding from the inception of Premier. The 41,977,244 common shares retained by the historical Premier Holdings shareholders will be reflected as being issued on March 11, 2025, the closing date of the acquisition. As of the date of this filing, there are 280,848,293 shares of Premier Holdings common stock issued and outstanding. Any reference to the “Company” within these financial statements is a reference to Premier.

Results of operations for the three months ended June 30, 2026 and 2025

Revenues

Revenues for the three months ended June 30, 2026 as compared to June 30, 2025 totaled $5,783,795 and $7,427,321, respectively. Charter revenue decreased $1.7 million, or 23.9%, and other revenue, net, decreased $39,086. These decreases were partly offset by increases of $117,729 in maintenance revenue and $21,000 in management-fee revenue. The decrease in charter revenue primarily reflected the removal of the Paradigm fleet from our available charter fleet and the temporary unavailability of aircraft N450JB due to maintenance issues. Based on the current maintenance schedule, the Company expects N450JB to return to service by the end of August 2026, subject to completion of required maintenance and testing.

Cost of Sales

Cost of Sales for the three months ended June 30, 2026 as compared to June 30, 2025 totaled $5,5818,840 and $7,205,857, respectively, an decreases of $1,387,017, or 19.2%. The decrease primarily reflected fewer flight hours and a reduction in the contractual engine-reserve rate for the CJ3 fleet under a renegotiated arrangement with a third party, from $1,109 to $870. These savings were partly offset by costs associated with maintenance events. Because cost of sales declined more slowly than revenue, we recorded a gross loss of $35,045 compared with gross profit of $221,464. Gross margin decreased to (0.6)% from 3.0%

Operating Expenses

Operating Expenses for the three months ended June 30, 2026 as compared to June 30, 2025 totaled $870,912 and $1,045,126, respectively, a decrease of $174,214, or 16.7%. Payroll expense decreased $116,334, primarily reflecting reductions in employee headcount. Selling, general and administrative expense decreased $57,880, primarily reflecting cost-reduction initiatives. Despite these savings, operating expenses increased as a percentage of revenue to 15.1% from 14.1% because revenue declined more rapidly than operating expenses.

Loss from Operations

Loss from Operations for the three months ended June 30, 2026 was ($905,957) compared to ($823,662) for the three months ended June 30, 2025. The loss from operations for the three months ending June 30, 2026 increased by $82,295, or 10.0%, reflecting a $1,643,526 decline in revenue that outpaced cost reductions in the quarter. Cost of Sales decreased by $1,387,017 (including the renegotiated CJ3 lease rates and lower charter flight activity) and Operating Expenses decreased by $174,214 (pilot efficiencies and cost reduction initiatives); however, these reductions were more than offset by the revenue decline, which compressed gross margin to a negative $35,045.

Other Income (Expense)

Other Income (Expense) for the three months ended June 30, 2026 as compared to June 30, 2025 totaled ($381,441) and ($176,283), respectively, an increase of $205,158, or 116.4%. This Other Expense increase is primarily attributable interest expense related to aircraft leases and additional debt.

Net Income (Loss)

Net Loss for the three months ended June 30, 2026 was ($1,287,398) compared to ($999,945) for the three months ended June 30, 2025. The Net Loss for the three months ending June 30, 2026 increased by $287,453, or 28.7%, driven primarily by the higher operating loss and the $205,158 increase in Other Expense (interest on aircraft leases and additional debt).

Results of operations for the six months ended June 30, 2026 and 2025

Revenues

Revenues for the six months ended June 30, 2026 as compared to June 30, 2025 decreased $315,590, or 2.4%, to $12,987,254 from $13,302,844, respectively. Charter revenue decreased $578,540, or 4.4%. This decrease was partly offset by increases of $231,985 in maintenance revenue and $56,465 in other revenue, net. The six-month comparison masks a sharp reversal in quarterly year-over-year performance: total revenue increased $1,327,936 in the first quarter but decreased $1,643,526 in the second quarter, while charter revenue increased $1,164,629 in the first quarter but decreased $1,743,169 in the second quarter. The second-quarter charter decline primarily reflected the removal of the Paradigm fleet from our available charter fleet and the temporary unavailability of aircraft N450JB due to maintenance issues.

Cost of Sales

Cost of Sales for the six months ended June 30, 2026 as compared to June 30, 2025 totaled $12,485,199 and $12,934,792, respectively, a decrease of $449,593, or 3.5%. The six-month decrease consisted of a $1,387,017 decrease in the second quarter that more than offset a $937,424 increase in the first quarter. The second-quarter decrease primarily reflected fewer flight hours and a reduction in the contractual engine-reserve rate for the CJ3 fleet under a renegotiated arrangement with a third party, partly offset by costs associated with maintenance events. Because cost of sales decreased more rapidly than revenue for the six-month period, gross profit increased $134,003 to $502,055 and gross margin improved to 3.9% from 2.8%.

Operating Expenses

Operating Expenses for the six months ended June 30, 2026 as compared to June 30, 2025 totaled $2,148,475 and $2,047,392, respectively, an increase of $101,083, or 4.9%. The six-month increase reflected a $275,297 increase in the first quarter, partly offset by a $174,214 decrease in the second quarter. Payroll expense decreased $77,396 for the six-month period, which primarily reflected reductions in employee headcount, more than offset a $38,938 first-quarter increase. Selling, general and administrative expense increased $178,479. Operating expenses increased to 16.5% of revenue from 15.4%.

Loss from Operations

Loss from Operations for the six months ended June 30, 2026 was ($1,646,420) compared to ($1,679,340) for the six months ended June 30, 2025. The six-month improvement consisted of a $115,215 improvement in the first quarter, partly offset by an $82,295 deterioration in the second quarter. Operating margin was approximately (12.7)% compared with (12.6)%, indicating that the small dollar improvement did not produce a meaningful margin improvement.

Other Income (Expense)

Other (Income) Expense for the six months ended June 30, 2026 as compared to June 30, 2025 totaled $797,384 and $544,210, respectively, an increase of $253,174, or 46.5%. Interest expense increased $224,372, and other income decreased $28,802.

Net Income (Loss)

Net Loss for the six months ended June 30, 2026 was ($2,443,804) compared to ($2,223,550) for the six months ended June 30, 2025. The first-quarter net loss improved $67,199, but the second-quarter net loss worsened $287,453, resulting in the six-month deterioration. The six-month change reflected $253,174 of higher other expense, net, and $101,083 of higher operating expenses, partly offset by a $134,003 improvement in gross profit.

Cash Flows

	Six months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$1,210,913	$2,206,449
Net cash used in investing activities	(1,384,956)	(2,086,955)
Net cash provided by (used in) financing activities	117,372	(285,456)
Net change in cash during the period	$(56,671)	$(165,962)

Cash flow from Operating Activities

During the six months ended June 30, 2026, the Company incurred a Net Loss of ($2,443,804) compared to ($2,223,550) for the six months ending June 30, 2025. This decrease in cash provided was primarily driven by an increase in accounts receivable.

Cash flow from Investing Activities

During the six months ended June 30, 2026, the Company used $1,384,956 of cash investing in aircraft and supporting engine maintenance contracts, compared to cash used of $2,086,955 for the six months ended June 30, 2025.

Cash flow from Financing Activities

During the six months ended June 30, 2026, the Company generated a net amount of $117,372 from long-term debt compared to cash used of $285,456 for the six months ended June 30, 2025, which was used to pay down long-term debt and aircraft financing lease obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Liquidity and Capital Resources

At June 30, 2026, the Company had current assets of $5,316,623 and current liabilities of $22,126,649 compared with current assets of $3,727,772 and current liabilities of $16,333,220 at December 31, 2025, representing a working capital deficit of $16,810,026 and $12,605,448, respectively. In addition, the loan described in Note 6 requires a balloon payment of $3,595,153 on September 2, 2026. The continuation of the Company as a going concern is dependent upon generating additional charter revenue growth by improving current aircraft fleet charter operations and obtaining cost effective financing to invest in additional charter aircraft as well as continued financial support from related parties.

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

Premier Air Charter Holdings Inc. incurred net losses of $2,443,804 and $2,223,550 during the six months ended June 30, 2026 and 2025, respectively. Although these losses were primarily the result of investments in aircraft and supporting operational infrastructure, these losses and limited working capital raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Principal Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, the Company is not currently a party, and Company property is not subject to, any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

On May 31, 2024, Demeter Harvest Corp. (“Demeter”) and Premier filed a Petition and Demand against Empyreal Jet, Inc. in the district court located in Harris County, Texas (Cause No. 2024-34231/Court: 281) claiming Breach of Contract, Promissory Estoppel seeking damages over $200,000 but no more than $1,000,000. The Company has refiled its claim in the US District Court for the Southern District of Texas, Houston Division, Civil Action No. 4:25-cv-06285 and the matter is the discovery phase of litigation.

On March 11, 2025, a former employee filed a General Civil Complaint for Damages against Premier and Innoworks Employment Services, Inc. in the Superior Court of the State of California for the County of San Diego, Central Division (Case No. 25CU012591C) claiming retaliation and wrongful employment termination seeking general and special damages each in the amount of $35,000 as well as punitive and exemplary damages, reasonable attorney fees, interest and such other relief. The parties are in the discovery phase of litigation and the company intends to continue to vigorously defend.

On December 17, 2024, the Company received a notice of investigation from the Federal Aviation Administration’s San Diego Flight Standards Office (“FSDO”). The investigation was the result of a safety complaint from a former employee. The investigation was a series of inquiries related to compliance with regulations related to corrective maintenance actions, to which the Company has responded to all requests. Premier has since implemented new policies and procedures to ensure such errors do not happen again. These new policies and procedures were provided to the FDSO in January 2025. The Company entered into a settlement agreement with the FDSO on June 17, 2026 which required the Company to pay $32,000 as a civil penalty.

On November 18, 2025, Premier Air Charter filed a General Civil Complaint for Property Damage, Loss of Revenue, Civil Assault, Trespass to Chattel, Vandalism, and Intentional Infliction of Emotional Distress and Indemnity against Triumph Jets and Brandon Avila in the Superior Court of the State of California for the County of San Diego (Case No.: 25CU062180N). Repair estimates are estimated at $53,495, in addition to a loss of revenue exceeding $75,000 due to grounding during repair time, as well as treble, punitive and exemplary damages, reasonable attorneys fees, interest and such other relief. The parties are in the discovery phase of litigation and intend to continue pursuing the recovery.

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

During the quarter ended June 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated February 16, 2024	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on February 21, 2024
2.2	Agreement and Plan of Merger among Altair International Corp., Premier Air Charter, Inc., Premier Air Charter Merger Sub, Inc. and TIPP Aviation, LLC dated March 5, 2025	Incorporated by reference to Exhibit 2.2 filed on Form 8-K with the Securities and Exchange Commission on March 11, 2025
3.1	Articles of Incorporation dated December 20, 2012	Incorporated by reference to Exhibit 3.1 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.2	Certificate of Amendment dated August 24, 2018	Incorporated by reference to Exhibit 3.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.3	Certificate of Amendment dated October 1, 2021	Incorporated by reference to Exhibit 3.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.4	Certificate of Amendment dated January 11, 2023	Incorporated by reference to Exhibit 3.4 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
3.5	Bylaws	Incorporated by reference to Exhibit 3.2 filed on Form S-1 with the Securities and Exchange Commission on July 29, 2013
3.6	Certificate of Designation of Series A Preferred Stock of Premier Air Charter Holdings Inc. dated August 6, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
3.7	Amended Certificate of Designation of Series A Preferred Stock filed October 21, 2025	Incorporated by reference to Exhibit 3.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
3.8	Certificate of Amendment to Designations of Preferences and Rights of Series A Preferred Stock, filed November 7, 2025	Incorporated by reference to Exhibit 3.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.1	Amended and Restated Promissory Note payable to Innoworks Employment Services, Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.2	Amended and Restated Promissory Note payable to Prime Capital HR dated March 19, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025

Exhibit No.	Description	Incorporation by Reference
10.3	Amended and Restated Promissory Installment Note payable to Afinida Inc. dated March 19, 2025	Incorporated by reference to Exhibit 10.3 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
10.4	Conversion Agreement, dated as of August 5, 2025, by and between Premier Air Charter Holdings Inc. and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on August 8, 2025
10.5	Letter Agreement, dated October 21, 2025	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on October 22, 2025
10.6	Conversion Agreement dated November 11, 2025, by and between the Company and Innoworks Employment Services, Inc.	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
10.7	Conversion Agreement dated November 11, 2025, by and between the Company and Prime Capital HR	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on November 13, 2025
10.8	Form of Independent Director Engagement Agreement	Incorporated by reference to Exhibit 10. filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
10.9	Form of Nonstatutory Stock Option Agreement	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on February 25, 2026
10.10	Offer Letter, dated June 9, 2026, by and between the Company and Matt Aune	Incorporated by reference to Exhibit 10.1 filed on Form 8-K with the Securities and Exchange Commission on June 26, 2026
10.11	Employee Nonstatutory Stock Option Agreement, dated June 22, 2026, by and between the Company and Matt Aune	Incorporated by reference to Exhibit 10.2 filed on Form 8-K with the Securities and Exchange Commission on June 26, 2026
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
16.1	Letter from Macias Gino & O’Connell LLC	Incorporated by reference to Exhibit 16.1 filed on Form 8-K with the Securities and Exchange Commission on June 27, 2025
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation adopted March 27, 2025	Incorporated by reference to Exhibit 97.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
99.1	Policy on Granting Equity Awards	Incorporated by reference to Exhibit 99.1 filed on Form 10-K with the Securities and Exchange Commission on April 7, 2025
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER AIR CHARTER HOLDINGS INC.

Dated: August 14, 2026
/s/ Sandra DiCicco Bonar Sandra DiCicco Bonar Chief Executive Officer (Principal Executive Officer)

/s/ Ross David Gourdie
Ross David Gourdie
President, Treasurer and Director
(Principal Accounting Officer)

/s/ Matt Aune
Matt Aune
Chief Financial Officer
(Principal Financial Officer)

